Form 10KSB
period 1997-12-31
COMMUNITY FIRST BANCORP
filed 1998-03-30
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997     Commission File Number _________

                         COMMUNITY FIRST BANCORPORATION
              (Exact Name of Small Business Issuer in its Charter)

         South Carolina                                   58-2322486
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

            3685 Blue Ridge Boulevard, Walhalla, South Carolina 29691
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 638-2105

Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock (no par value)
                                (Title of Class)

         Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year.  $ 8,099,848

         The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 1, 1998, was approximately $8,985,114. As of March 1, 1998, there were 888,009 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Stockholders for the year ended December 31, 1997 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

         Part I                                                             Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................     10
Item 4   Submission of Matters to a Vote of Security Holders ............   None
                            Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......     11
Item 6   Management's Discussion and Analysis or Plan of Operation ......     11
Item 7   Financial Statements ...........................................     11
Item 8   Changes In and Disagreements with Accountants ..................
           on Accounting and Financial Disclosure .......................   None
                                            Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management .      *
Item 12  Certain Relationships and Related Transactions .................      *
                            Part IV
Item 13  Exhibits and Reports on  Form 8-K

     * Incorporated by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward- looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Item 1.  Description of Business

                              FORM OF ORGANIZATION

         Community First Bancorporation (the "Company") is a South Carolina corporation and a bank holding company incorporated May 23, 1997. The Company commenced operations on October 16, 1997, upon effectiveness of the acquisition of Community First Bank (the "Bank") as a wholly owned subsidiary. The principal business of the Company is ownership and operation of the Bank.

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990. The Bank operates from its offices in Walhalla and Seneca, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina, and the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina.

Services and Products Offered

         The Bank offers a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services, and does not accept brokered deposits.

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes. Consumer loans include generally car loans, home equity improvement loans (secured by first and second mortgages), personal expenditure loans, education loans, and overdraft lines of credit. Commercial loans include generally short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment inventory, and accounts receivable. Management believes that the credit staff possesses knowledge of the community and lending skills sufficient to enable the Bank to maintain a sufficient volume of high quality loans.

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of extensions of credit to businesses and individuals in its service area within Oconee County, South Carolina. The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include set limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA and MasterCard charge cards, tax deposits, sale of U.S. Treasury bonds, notes and bills and other U.S. government securities (through a correspondent), travelers checks, and twenty-four hour automated teller service. The ATM is part of the Cirrus network.

         As of December 31, 1997, local governmental deposits comprised approximately 33% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining the ratio of average loans to average total deposits at 67.6% in 1997, and concentrating these funds in short-term investments and securities available-for-sale.

Employees

         At December 31, 1997, the Company employed 32 people.

Competition

         The banking laws of South Carolina allow statewide branching, and, therefore, commercial banking in the state is highly competitive. South Carolina law also permits bank holding companies in other states with reciprocal laws to acquire depository institutions in South Carolina, and most of the other financial institutions in the Oconee County area are branch offices of large, regional banks. Further, Congress has enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which has increased the ability of bank holding companies and banks to operate across state lines.

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market area, which generally encompasses Oconee County and the immediately surrounding area. The Bank's primary competitors in its market area are eleven other banks and branches of banks and six savings and loan associations and branches. Additionally, in the conduct of certain banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide. The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors. The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

                         EFFECT OF GOVERNMENT REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Holding Company and the Bank.

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), the Company is subject to supervision, and to regular inspection by the Federal Reserve. The Company is also subject to regulation by the State Board. The Bank is a state bank subject to regulation by the State Board and the FDIC. The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

         Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         Additionally, the BHCA prohibits the Company from engaging in, or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in, a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

         In addition to registration with the Federal Reserve under the BHCA, all South Carolina bank holding companies must register with the State Board under the South Carolina Bank Holding Company Act (the "South Carolina Act"). A registered bank holding company must provide the State Board with information with respect to the financial condition, operations, management, and inter-company relationships of the holding company and its subsidiaries. The State Board may also require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may make examinations of any bank holding company and its subsidiaries.

Obligations of the  Company to its Subsidiary Bank

         Under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for possible loan losses (subject to certain limitations), and certain subordinated debt, "hybrid capital instruments", subordinated and perpetual debt and intermediate term and other preferred stock ("Tier 2 Capital"). A minimum ratio of total capital to risk- weighted assets of 8.00% is required and Tier 1 capital must be at least 50% of total capital. The Federal Reserve also has adopted a minimum leverage ratio of Tier 1 Capital to total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

         The Federal Reserve and the FDIC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Bank's December 31, 1997 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

         Bank regulators from time to time indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, the managements of the Company and the Bank are unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

Recent Regulations and Proposals Relating to Capital Adequacy

         The 1991 Banking Law required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the "OCC") have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

         The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision (the "OTS") have also issued joint rules amending the risk-based capital guidelines to take into account concentration of credit risk and the risk of non-traditional activities, and to incorporate a measure for exposure to market risk. The rule relating to concentration of credit risk and risk of non-traditional activities amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from activities that have not customarily been part of the banking business but have been conducted as a result of developing technology and changes in financial markets, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The rule relating to market risk amends each agency's risk-based-capital standards to incorporate measures for market risk to cover all positions located in a banking institution's trading account, foreign exchange and commodity positions. The effect of the market risk rules is that any bank or bank holding company regulated by the Federal Reserve, the FDIC, OCC or the OTS that has significant exposure to market risk must measure that risk using its own internal value-at-risk model and also hold a commensurate amount of capital. "Market risk" means the risk of loss resulting from movements in market prices. "Value-at-risk" is an estimate of potential changes in portfolio value based on a statistical confidence interval of changes in market prices that occur during some time intervals. The effective date of the market risk rules is January 1, 1997, and compliance with the rules was mandatory January 1, 1998.

         The Company is still assessing the impact these rules and proposed policy statement would have on the capital requirements of the Bank or the Company, but does not expect the impact to be material.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its stockholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         There are various legal restrictions on the extent to which bank holding companies and their nonbank subsidiaries can borrow or otherwise obtain credit from their bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by BIF-insured institutions is as specified in a schedule issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to maintain the FDIC insurance funds' reserve ratios at 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury ("Treasury Department").

         The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The FDIC may increase or decrease the assessment rates semiannually up to a maximum increase or decrease of 5 basis points, as deemed necessary to maintain the BIF reserve ratio at $1.25 per $100 of insured deposits.

         The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the FICO to levy assessments on BIF- and SAIF-assessable deposits, and stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF payers will be assessed pro rata for FICO. The FICO assessment is based on deposit balances and will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is also subject to examination by the South Carolina state bank examiners. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal

Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

         Subject to certain exceptions, the FDIC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The FDIC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the FDIC extensive demographic and loan data.

         For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Bank, the FDIC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria:
(1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments; (2) the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

         A bank may also submit a strategic plan to the FDIC and be evaluated on its performance under the plan.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized,"

"significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank that has a composite CAMEL rating of 1 and is not experiencing or anticipating significant growth). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, or (ii) a Tier 2 risk-based capital ratio of less that 4%, and (iii) a leverage ratio of less than 4% (or 3% in the case of a bank that has a composite CAMEL rating of 1 and is not experiencing or anticipating significant growth);
(B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

         A bank that is "undercapitalized" becomes subject to provisions of the FDIA restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the 1991 Banking Law (described in the previous paragraph).

         Operational and Managerial Standards. The federal banking agencies have issued Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan.

Interstate Banking

         In July 1994, South Carolina enacted legislation which effectively provides that, after September 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation has increased takeover activity in South Carolina, the Bank does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under Riegle-Neal, the existing restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that the Company and any other bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. The Company believes that this legislation will result in additional acquisitions of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Legislative Proposals

         The Treasury Department has previously issued a proposal to consolidate the federal bank regulatory agencies. Under this proposal, most of the supervisory and regulatory oversight authority of the FDIC, the OCC, the OTS and the Federal Reserve would be transferred to a new independent federal banking agency. The FDIC would continue to have oversight over the deposit insurance funds and the Federal Reserve would continue to carry out monetary and fiscal policy, discount window operations and payments system functions. The Treasury Department is expected to seek to introduce a bill in Congress providing for such consolidation in the near future. Three bills providing for various "modernizations" of the banking system are pending in Congress as well. Due to the preliminary nature of these proposals and the potential for opposition by industry groups and others, the Bank cannot determine at this time the effect of any regulatory consolidation or other modernization.

         Other proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, real property at 3685 Blue Ridge Boulevard, Walhalla, South Carolina, and real property at 1600 Sandifer Boulevard in Seneca, South Carolina, where its two offices are located. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

Item 3.  Legal Proceedings

         The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Bank's business and operations.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note H to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         In connection with its acquisition of all of the Common Stock of the Bank, in 1997, the Company exchanged shares of the Company's Common Stock for all of the outstanding stock of the Bank. The securities issued in this transaction were exempt from registration pursuant to Section 3(a)(12) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 1997 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Management of the Company" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

          The information set forth under the caption "Certain Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.(from              Description
    item 601 of
    Regulation S-B)

         3.1                      Articles of Incorporation

         3.2                      By-laws

         4                        Specimen Stock certificate

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan

         10.2 Community First Bank Incentive Stock Agreement with Frederick D.Shepherd, Jr.

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1997

         21                       Subsidiaries of the registrant

         27                       Financial data schedule

(b) No Reports on Form 8-K were filed during the year ended December 31, 1997.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANK

                                   s/Frederick D. Shepherd, Jr.
Date: March  23, 1998           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

_______________________________                  Vice Chairman and Director                       March   , 1998
                                                                                                        --
(Larry S. Bowman)

_______________________________                  Director and Secretary                           March   , 1998
                                                                                                        --
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 23  , 1998
(Robert H. Edwards)

_______________________________                  Director                                         March   , 1998
                                                                                                        --
(B. Molgro England, Sr.)

_______________________________                  Director                                         March   , 1998
                                                                                                        --
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 23, 1998
(John R. Hamrick)

s/R. Theo Harris, Sr.
-------------------------------                  Director                                         March 23, 1998
(R. Theo Harris, Sr.)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 23, 1998
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 23, 1998
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 23, 1998
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 23, 1998
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 23, 1998
(Charles L. Winchester)

                                  EXHIBIT INDEX



         3.1               Articles of Incorporation

         3.2               By-laws

         4                 Specimen Stock certificate

         10.1              Community First Bank 1989 Incentive Stock Option Plan

         10.2 Community First Bank Incentive Stock Agreement with Frederick D. Shepherd, Jr.

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1997

         21                Subsidiaries of the registrant

         27                Financial data schedule