Form 10QSB
period 1998-03-31
COMMUNITY FIRST BANCORP
filed 1998-05-14
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1998          Commission File No. 000-29640



                         COMMUNITY FIRST BANCORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        SOUTH CAROLINA                                 58-2322486
---------------------------------            ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


                            3685 BLUE RIDGE BOULEVARD
                         WALHALLA, SOUTH CAROLINA 29691
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (864) 638-2105
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 888,010 Shares Outstanding on April 30, 1998


Transitional Small Business Format (Check one):  Yes         No   X

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB


                                      Index


                                                                            Page

PART I -    FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ..................................     3
             Consolidated Statement of Income ............................     4
             Consolidated Statement of Comprehensive Income ..............     5
             Consolidated Statement of Changes in Shareholders' Equity ...     6
             Consolidated Statement of Cash Flows ........................     7
             Notes to Unaudited Consolidated Financial Statements ........   8-9

Item 2.      Management's Discussion and Analysis ........................ 10-12

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ............................    12


SIGNATURE .................................................................   13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheet

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          1998          1997
                                                      ------------   -----------
                                                          (Dollars in thousands)
Assets
Cash and due from banks ........................      $   3,394       $   4,834
Federal funds sold .............................         24,945           6,510
Available-for-sale securities ..................         21,301          25,510
Other investments ..............................            346             335
Loans ..........................................         67,703          65,838
Less allowance for loan losses .................           (943)           (890)
                                                      ---------       ---------
Loans - net ....................................         66,760          64,948
Premises and equipment - net ...................          1,643           1,675
Accrued interest receivable ....................            703             793
Other assets ...................................            345             363
                                                      ---------       ---------

Total assets ...................................      $ 119,437       $ 104,968
                                                      =========       =========

Liabilities
Deposits
Noninterest bearing demand .....................      $  20,451       $  16,501
Interest bearing transaction accounts ..........         11,754          10,106
Savings ........................................         23,970          16,191
Time deposits $100M and over ...................         21,490          23,046
Other time deposits ............................         28,502          26,446
                                                      ---------       ---------
Total deposits .................................        106,167          92,290
Accrued interest payable .......................            668             772
Other liabilities ..............................            283              56
                                                      ---------       ---------
Total liabilities ..............................        107,118          93,118
                                                      ---------       ---------

Shareholders' equity
Common stock - no par value; 5,000,000
shares authorized; shares issued and
outstanding 888,010 for 1998 and
886,140 for 1997 ...............................         10,498          10,479
Retained earnings ..............................          1,815           1,387
Accumulated other comprehensive
income (loss) ..................................              6             (16)
                                                      ---------       ---------
Total shareholders' equity .....................         12,319          11,850
                                                      ---------       ---------

Total liabilities and
shareholders' equity ...........................      $ 119,437       $ 104,968
                                                      =========       =========




See notes to consolidated financial statements.

                         COMMUNITY FIRST BANCORPORATION

                        Consolidated Statement of Income

                                                                 (Unaudited)
                                                              Three Months Ended
                                                                  March 31,
                                                             1998          1997
                                                             ----          ----
                                                          (Dollars in thousands,
                                                              except per share)
Interest income
  Loans, including fees ............................        $1,481        $1,237
  Securities - taxable
    U.S. Treasury ..................................            23            73
    U.S. Government agencies .......................           360           357
  Other investments ................................             2             -
  Federal funds sold ...............................           284           237
                                                            ------        ------
          Total interest income ....................         2,150         1,904
                                                            ------        ------

Interest expense
  Time deposits $100M and over .....................           315           279
  Other deposits ...................................           751           694
                                                            ------        ------
          Total interest expense ...................         1,066           973
                                                            ------        ------

Net interest income ................................         1,084           931
Provision for loan losses ..........................            65            65
                                                            ------        ------
Net interest income after provision ................         1,019           866
                                                            ------        ------

Other income
  Service charges on deposit accounts ..............            84            66
  Credit life insurance commissions ................             8             7
  Other income .....................................            38            34
                                                            ------        ------
          Total other income .......................           130           107
                                                            ------        ------

Other expenses
  Salaries and employee benefits ...................           252           219
  Net occupancy expense ............................            23            29
  Furniture and equipment expense ..................            53            35
  Other expense ....................................           156           140
                                                            ------        ------
          Total other expenses .....................           484           423
                                                            ------        ------

Income before income taxes .........................           665           550
Income tax expense .................................           237           191
                                                            ------        ------

Net income .........................................        $  428        $  359
                                                            ======        ======

Per share*
  Net income .......................................        $  .48        $  .41
  Net income, assuming dilution ....................           .46            40

*Per share information has been retroactively adjusted to reflect a 15% stock dividend effective December 30, 1997.




See notes to consolidated financial statements.

                         COMMUNITY FIRST BANCORPORATION

                 Consolidated Statement of Comprehensive Income


                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                          1998            1997
                                                          ----            ----
                                                         (Dollars in thousands)

Net income .........................................        $  428       $  359
                                                            ------       ------
Other comprehensive income (loss)
  Change in unrealized holding gains and
    losses on available-for-sale securities ........            35         (106)
  Income tax expense (benefit) on other
    comprehensive income ...........................            13          (38)
                                                            ------       ------
        Total other comprehensive income (loss) ....            22          (68)
                                                            ------       ------

Comprehensive income ...............................        $  450       $  291
                                                            ======       ======

                         COMMUNITY FIRST BANCORPORATION

           Consolidated Statement of Changes in Shareholders' Equity

                                   (Unaudited)

                                              Common Stock
                                              ------------                                 Accumulated
                                       Number                                                 Other
                                         of                       Capital      Retained   Comprehensive
                                       Shares           Amount    Surplus      Earnings      Income       Total
                                       ------           ------    -------      --------      ------       -----
                                                                 (Dollars in thousands)

Balance January 1, 1997 ............      764,554   $    3,823   $    4,659   $    1,932   $      (79)  $   10,335
Net income for period                                                                359                       359
Unrealized net holding losses on
  available-for-sale securities,
  net of taxes .....................                                                              (68)         (68)
                                       ----------   ----------   ----------   ----------   ----------   ----------

Balance March 31, 1997 .............      764,554   $    3,823   $    4,659   $    2,291   $     (147)  $   10,626
                                       ==========   ==========   ==========   ==========   ==========   ==========



Balance January 1, 1998 ............      886,140   $   10,479   $            $    1,387   $      (16)  $   11,850
Exercise of employee stock options .        1,870           19                                                  19
Net income for period                                                                428                       428
Unrealized net holding gains on
  available-for-sale securities,
  net of taxes .....................                                                               22           22
                                       ----------   ----------   ----------   ----------   ----------   ----------

Balance March 31, 1998 .............      888,010   $   10,498   $            $    1,815   $        6   $   12,319
                                       ==========   ==========   ==========   ==========   ==========   ==========































See notes to consolidated financial statements.

                         COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Cash Flows

                                                                (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1998          1997
                                                             ----          ----
                                                          (Dollars in thousands)
Operating activities
  Net income ........................................  $      428    $      359
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Provision for loan losses .....................          65            65
      Depreciation ..................................          40            24
      Amortization of net loan fees and costs .......          10            (2)
      Accretion and premium amortization ............          (8)           (4)
      Decrease in interest receivable ...............          90            16
      Decrease in interest payable ..................        (104)         (246)
      Decrease (increase) in prepaid expenses .......           5          (100)
      Increase in other accrued expenses ............         227           121
                                                       ----------    ----------
          Net cash provided by operating activities .         753           233
                                                       ----------    ----------

Investing activities
  Maturities of available-for-sale securities .......      11,229           606
  Purchases of available-for-sale securities ........      (6,977)       (2,500)
  Purchase of other investments .....................         (11)
  Net increase in loans made to customers ...........      (1,887)       (3,066)
  Purchases of premises and equipment ...............          (8)          (20)
                                                       ----------    ----------
          Net cash provided (used) by
            investing activities ....................       2,346        (4,980)
                                                       ----------    ----------

Financing activities
  Net increase in demand deposits,
    interest bearing transaction accounts
    and savings accounts ............................      13,377         3,891
  Net increase in certificates of
    deposit and other time deposits .................         500         1,320
  Exercise of employee stock options ................          19
                                                       ----------    ----------
          Net cash provided by financing activities .      13,896         5,211
                                                       ----------    ----------

Increase in cash and cash equivalents ...............      16,995           464
Cash and cash equivalents, beginning ................      11,344        15,417
                                                       ----------    ----------
Cash and cash equivalents, ending ...................  $   28,339    $   15,881
                                                       ==========    ==========











See notes to consolidated financial statements.

                         COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements


Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 1997 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments which are necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,170,000 for the three months ended March 31, 1998, and was $1,219,000 for the three months ended March 31, 1997. Income tax payments of $22,000 were made during the first three months of 1998, and income tax payments of $216,000 were made in the 1997 period. Non-cash investment security valuation adjustments totaling $35,000 were made in the 1998 period increasing available-for-sale securities, and a related shareholders' equity account increased by $22,000 and the associated deferred income taxes changed $13,000. During the 1997 period, non-cash valuation adjustments decreased securities by $106,000, decreased shareholders' equity $68,000 and changed deferred income taxes by $38,000.

Nonperforming Loans - As of March 31, 1998, there were $82,000 in nonaccrual loans and $4,000 in loans 90 days or more past due as to principal or interest payments still accruing.

Earnings Per Share - The Company adopted the provisions of Statement of Accounting Standards No, 128, "Earnings per Share" during 1997, as required. All prior years' figures are restated on a comparable basis.

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share are based on dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to stock dividends. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                            (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                        1998            1997
                                                        ----            ----
                                                       (Dollars in thousands,
                                                      except per share amounts)

Net income per share (basic)
  Numerator - net income ........................   $        428    $        359
                                                    ============    ============
  Denominator
    Weighted average common shares issued
      and outstanding ...........................        887,662         879,237
                                                    ============    ============

          Net income per share (basic) ..........   $        .48    $        .41
                                                    ============    ============


Net income per share, assuming dilution
  Numerator - net income ........................   $        428    $        359
                                                    ============    ============
  Denominator
    Weighted average common shares issued
      and outstanding ...........................        887,662         879,237
    Effect of dilutive stock options ............         37,761          28,491
                                                    ------------    ------------
      Total .....................................        925,423         907,728
                                                    ============    ============

          Net income per share, assuming dilution   $        .46    $        .40
                                                    ============    ============

Item 2. - Management's Discussion and Analysis


Results of Operations

     Community First Bancorporation (the "Company") recorded consolidated net income of $428,000 or $.48 per share for the first quarter of 1998. These results compare favorably with net income of $359,000 or $.41 per share for the first quarter of 1997. Per share net income, assuming dilution, for the 1998 period was $.46, and the comparable figure for the 1997 figure was $.40 per share. The net income per share figures for 1997 have been retroactively adjusted to reflect a 15% stock dividend effective December 30, 1997.

     Net interest income is the principal source of the Company's earnings. For the first quarter of 1998, net interest income was $1,084,000, an increase of $153,000 or 16.4% over the first quarter of 1997. The increase in net interest income resulted primarily from larger volumes of earning assets, principally loans. During the first quarter of 1998, average interest earning assets were $113,552,000, an increase of $11,336,000 or 11.1% over the same 1997 period.
Average interest bearing liabilities during the first quarter of 1998 were $87,396,000, representing an increase of $6,702,000 or 8.3% over the comparable 1997 period. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 1998 was 2.73%, an increase of 7 basis points from the 2.66% noted for the same 1997 period. Net yield on earning assets (net interest income divided by average interest earning assets) for the first three months of 1998 increased by 18 basis points to 3.87%, compared with 3.69% for the 1997 three month period.

     The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service area within Oconee County, South Carolina. Management expects to continue to utilize such strategies during the remainder of 1998.

Provision and Allowance for Loan Losses

     The provision for loan losses totaled $65,000 for each of the first quarters of 1998 and 1997. At March 31, 1998, the allowance for loan losses was 1.39% of loans, compared with 1.35% of loans at December 31, 1997. During the 1998 three month period, net loan charge-offs totaled $12,000, compared with $12,000 charged-off during the same period of 1997. As of March 31, 1998, there were $82,000 in nonaccrual loans and $4,000 in loans over 90 days past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 1998.

Noninterest Income

         Noninterest income totaled $130,000 for the first quarter of 1998 compared with $107,000 for the 1997 quarter. Service charges on deposit accounts increased by $18,000 for the 1998 period to $84,000 due to increased chargeable account activity. There were no realized securities gains or losses in either the 1998 or 1997 periods.


Noninterest Expenses

         Noninterest expenses totaled $484,000 for the first quarter of 1998, compared with $423,000 for 1997. Salaries and employee benefits increased by $33,000 or 15.1% to $252,000 for the 1998 period mainly as the result of accruing $40,000 toward year-end incentive bonuses. The incentive bonus plan was new in 1997, therefore no comparable accruals were made in the 1997 period.
Occupancy and furniture and equipment expenses for 1998 increased by $12,000 compared with 1997 due to increased depreciation and other expenses associated with new data processing and other computer equipment which was placed in service during the second quarter of 1997. Other expenses for the 1998 period increased by $16,000 over the amount for the first quarter of 1997 due to higher levels of charitable contributions, increased spending for employee training and travel expense, and increased amortization of software costs. Professional fees for the first quarter of 1998 decreased by $9,000 compared with the same 1997 period because of nonrecurring expenses in 1997 related to the formation of the holding company. Management will continue to emphasize cost control.

 Liquidity

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

As of March 31, 1998, the ratio of loans to total deposits was 63.8%. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

     The capital base for the Company increased by $469,000 since December 31, 1997 as the result of the $428,000 net income for the first three months of 1998, plus $22,000 for the change in unrealized holding gains and losses on available-for-sale securities, and $19,000 from the exercise of employees' stock options.

         The Company and its banking subsidiary (the "Bank") are each subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The March 31, 1998 risk-based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                          Total
                                             Tier 1      Capital     Leverage
                                             ------      -------     --------

Community First Bancorporation                18.3%        19.5%        10.4%
Community First Bank                          17.9%        19.1%        10.2%
Minimum "well capitalized" requirement         6.0%        10.0%         5.0%
Minimum requirement                            4.0%         8.0%         3.0%



                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.
     from Item 601 of
     Regulation S-B                       Description
     --------------                       -----------

           27                             Financial Data Schedule


(b)  Reports on Form 8-K.  None.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COMMUNITY FIRST BANCORPORATION


     May 8, 1998             /s/Frederick D. Shepherd, Jr.
---------------------      ----------------------------------------------------
        Date               Frederick D. Shepherd, Jr., President and Chief
                           Executive Officer (also principal accounting officer)

                                  EXHIBIT INDEX


     Exhibit No.
     from Item 601 of
     Regulation S-B                       Description
     --------------                       -----------

           27                             Financial Data Schedule