Form 10QSB
period 1998-06-30
COMMUNITY FIRST BANCORP
filed 1998-08-13
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended June 30, 1998 Commission File No. 000-29640



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

           Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,778,396 Shares Outstanding on July 31, 1998


Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB


                                      Index


                                                                                                                      Page

PART I -    FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet ....................................................................       3
                  Consolidated Statement of Income ..............................................................       4
                  Consolidated Statement of Comprehensive Income ................................................       5
                  Consolidated Statement of Changes in Shareholders' Equity .....................................       6
                  Consolidated Statement of Cash Flows ..........................................................       7
                  Notes to Unaudited Consolidated Financial Statements ..........................................     8-9

Item 2.           Management's Discussion and Analysis ..........................................................   10-12


PART II -   OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ...........................................      13

Item 6.           Exhibits and Reports on Form 8-K ..............................................................      13


SIGNATURE .......................................................................................................      14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheet

                                                                                            (Unaudited)
                                                                                              June 30,                  December 31,
                                                                                                1998                       1997
                                                                                            ------------                ------------
                                                                                                       (Dollars in thousands)
Assets
  Cash and due from banks .................................................                 $      2,696                  $   4,834
  Federal funds sold ......................................................                        6,310                      6,510
  Available-for-sale securities ...........................................                       40,001                     25,510
  Other investments .......................................................                          345                        335
  Loans ...................................................................                       68,655                     65,838
    Less allowance for loan losses ........................................                       (1,006)                      (890)
                                                                                            ------------                  ---------
      Loans - net .........................................................                       67,649                     64,948
  Premises and equipment - net ............................................                        1,689                      1,675
  Accrued interest receivable .............................................                          905                        793
  Other assets ............................................................                          357                        363
                                                                                            ------------                  ---------

          Total assets ....................................................                 $    119,952                  $ 104,968
                                                                                            ============                  =========

Liabilities
  Deposits
    Noninterest bearing demand ............................................                 $     20,866                  $  16,501
    Interest bearing transaction accounts .................................                       11,120                     10,106
    Savings ...............................................................                       21,370                     16,191
    Time deposits $100M and over ..........................................                       23,179                     23,046
    Other time deposits ...................................................                       29,773                     26,446
                                                                                            ------------                  ---------
          Total deposits ..................................................                      106,308                     92,290
  Accrued interest payable ................................................                          775                        772
  Other liabilities .......................................................                          144                         56
                                                                                            ------------                  ---------
          Total liabilities ...............................................                      107,227                     93,118
                                                                                            ------------                  ---------

Shareholders' equity
  Common stock - no par value; 10,000,000
    shares authorized;  shares issued and
    outstanding 1,776,020 for 1998 and
    1,772,280 for 1997* ...................................................                       10,509                     10,479
  Retained earnings .......................................................                        2,246                      1,387
  Accumulated other comprehensive
    income (loss) .........................................................                          (30)                       (16)
                                                                                            ------------                  ---------
          Total shareholders' equity ......................................                       12,725                     11,850
                                                                                            ------------                  ---------

          Total liabilities and
            shareholders' equity ..........................................                 $    119,952                  $ 104,968
                                                                                            ============                  =========

------------------------------------
*Number of shares has been retroactively adjusted to reflect a 2-for-1 stock split effective July 31, 1998.



See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Income


                                                                                                 (Unaudited)
                                                                                           Period Ended June 30,
                                                                              Three Months                         Six Months
                                                                         ----------------------              -----------------------
                                                                         1998              1997              1998              1997
                                                                        -------           ------            ------           -------
                                                                                  (Dollars in thousands, except per share)
Interest income
  Loans, including fees ....................................            $1,538            $1,305            $3,020            $2,542
  Securities
    U.S. Treasury ..........................................                 5                70                29               143
    U.S. Government agencies ...............................               441               365               801               722
  Federal funds sold .......................................               257               157               540               394
  Other investments ........................................                 6                 -                 8                 -
                                                                        ------            ------            ------            ------
          Total interest income ............................             2,247             1,897             4,398             3,801
                                                                        ------            ------            ------            ------

Interest expense
  Time deposits $100M and over .............................               338               285               652               564
  Other deposits ...........................................               804               632             1,555             1,326
                                                                        ------            ------            ------            ------
          Total interest expense ...........................             1,142               917             2,207             1,890
                                                                        ------            ------            ------            ------

Net interest income ........................................             1,105               980             2,191             1,911
Provision for loan losses ..................................                60                81               125               146
                                                                        ------            ------            ------            ------
Net interest income after provision ........................             1,045               899             2,066             1,765
                                                                        ------            ------            ------            ------

Other income
  Service charges on deposit accounts ......................                89                77               173               143
  Credit life insurance commissions ........................                13                11                21                18
  Other income .............................................                40                73                78               107
                                                                        ------            ------            ------            ------
          Total other income ...............................               142               161               272               268
                                                                        ------            ------            ------            ------

Other expenses
  Salaries and employee benefits ...........................               280               255               532               474
  Net occupancy expense ....................................                24                23                47                52
  Furniture and equipment expense ..........................                46                41               100                76
  Other expense ............................................               169               183               325               323
                                                                        ------            ------            ------            ------
          Total other expenses .............................               519               502             1,004               925
                                                                        ------            ------            ------            ------

Income before income taxes .................................               668               558             1,334             1,108
Income tax expense .........................................               238               201               475               392
                                                                        ------            ------            ------            ------

Net income .................................................            $  430            $  357            $  859            $  716
                                                                        ======            ======            ======            ======

Per share*
  Net income ...............................................            $  .24            $  .20            $  .48            $  .41
  Net income, assuming dilution ............................               .23               .20               .46               .39

*Per share information has been retroactively adjusted to reflect a 2-for-1 stock split effective July 31, 1998, and a 15% stock dividend effective December 30, 1997.




See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Comprehensive Income


                                                                                                 (Unaudited)
                                                                                           Period Ended June 30,
                                                                                Three Months                       Six Months
                                                                           ---------------------             -----------------------
                                                                           1998             1997             1998             1997
                                                                           ----             ----            -----             ------
                                                                                           (Dollars in thousands)

Net income ...................................................            $ 430            $ 357            $ 859             $ 716
                                                                          -----            -----            -----             -----
Other comprehensive income (loss)
  Change in unrealized holding gains
    and (losses) on available-
    for-sale securities ......................................              (55)              93              (21)              (13)
  Income tax expense (benefit)
    on other comprehensive income ............................              (19)              33               (7)               (5)
                                                                          -----            -----            -----             -----
        Total other comprehensive
          income (loss) ......................................              (36)              60              (14)               (8)
                                                                          -----            -----            -----             -----

Comprehensive income .........................................            $ 394            $ 417            $ 845             $ 708
                                                                          =====            =====            =====             =====


































See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Changes in Shareholders' Equity

                                                                                 (Unaudited)

                                                     Common Stock                                        Accumulated
                                              Number                                                         Other
                                               of                           Capital        Retained     Comprehensive
                                             Shares*            Amount      Surplus        Earnings        Income         Total
                                             -------            ------      -------        --------        ------         -----
                                                                           (Dollars in thousands)

Balance January 1, 1997 .................     1,529,108     $    3,823     $    4,659     $    1,932     $      (79)    $   10,335
Net income for period ...................                                                        716                           716
Changes in unrealized holding gains
  and losses on available-for-sale
  securities, net of taxes                                                                                       (8)            (8)
Exercise of stock options ...............           296              1              1                                            2
                                             ----------     ----------     ----------     ----------     ----------     ----------

Balance June 30, 1997 ...................     1,529,404     $    3,824     $    4,660     $    2,648     $      (87)    $   11,045
                                             ==========     ==========     ==========     ==========     ==========     ==========



Balance January 1, 1998 .................     1,772,280     $   10,479     $              $    1,387     $      (16)    $   11,850
Net income for period ...................                                                        859                           859
Changes in unrealized holding gains
  and losses on available-for-sale
  securities, net of taxes ..............                                                                       (14)           (14)
Exercise of stock options ...............         6,116             30                                                          30
                                             ----------     ----------     ----------     ----------     ----------     ----------

Balance June 30, 1998 ...................     1,778,396     $   10,509     $              $    2,246     $      (30)    $   12,725
                                             ==========     ==========     ==========     ==========     ==========     ==========

--------------------------
*Number of shares has been retroactively adjusted to reflect a 2-for-1 stock split effected on July 31, 1998.































See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Cash Flows




                                                                                                             (Unaudited)
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                     1998                    1997
                                                                                                  --------                 ---------
                                                                                                         (Dollars in thousands)
Operating activities
  Net income .....................................................................                $    859                 $    716
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Provision for loan losses ..................................................                     125                      146
      Depreciation ...............................................................                      74                       56
      Amortization of net loan fees and costs ....................................                      24                       (6)
      Accretion and premium amortization .........................................                     (53)                      (9)
      Writedowns of other real estate ............................................                       -                       25
      Gain on sale of other real estate ..........................................                       -                      (45)
      Increase in interest receivable ............................................                    (112)                    (135)
      Increase (decrease) in interest payable ....................................                       3                     (199)
      Decrease (increase) in prepaid expenses ....................................                      13                     (144)
      Increase (decrease) in other accrued expenses ..............................                      88                      (19)
                                                                                                  --------                 --------
          Net cash provided by operating activities ..............................                   1,021                      386
                                                                                                  --------                 --------

Investing activities
  Maturities of available-for-sale securities ....................................                  15,454                    1,385
  Purchases of available-for-sale securities .....................................                 (29,913)                  (4,000)
  Purchase of other investments ..................................................                     (10)                       -
  Net increase in loans made to customers ........................................                  (2,850)                  (6,017)
  Proceeds from sale of other real estate ........................................                       -                       45
  Purchases of premises and equipment ............................................                     (88)                     (40)
                                                                                                  --------                 --------
          Net cash used by investing activities ..................................                 (17,407)                  (8,627)
                                                                                                  --------                 --------

Financing activities
  Net increase (decrease) in demand deposits,
    interest bearing transaction accounts
    and savings accounts .........................................................                  10,558                   (1,240)
  Net increase in certificates of
    deposit and other time deposits ..............................................                   3,460                    2,331
  Exercise of stock options ......................................................                      30                        2
                                                                                                  --------                 --------
          Net cash provided by financing activities ..............................                  14,048                    1,093
                                                                                                  --------                 --------

Decrease in cash and cash equivalents ............................................                  (2,338)                  (7,148)
Cash and cash equivalents, beginning .............................................                  11,344                   15,417
                                                                                                  --------                 --------
Cash and cash equivalents, ending ................................................                $  9,006                 $  8,269
                                                                                                  ========                 ========









See notes to unaudited consolidated financial statements.

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

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $2,204,000 for the six months ended June 30, 1998, and was
$2,089,000 for the six months ended June 30, 1997. Income tax payments of $415,000 were made during the first six months of 1998, and income tax payments of $429,000 were made in the 1997 period. Non-cash investment security valuation adjustments totaling $21,000 were made in the 1998 period decreasing available-for-sale securities, and a related shareholders' equity account decreased by $14,000 and the associated deferred income taxes changed $7,000. During the 1997 period, non-cash valuation adjustments decreased securities by $13,000, decreased shareholders' equity $8,000 and changed deferred income taxes by $5,000.

Nonperforming Loans - As of June 30, 1998, there were $109,000 in nonaccrual loans and $12,000 in loans 90 days or more past due as to principal or interest payments still accruing.

Earnings Per Share - The Company adopted the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" during 1997, as required. All prior years' figures are restated on a comparable basis. On June 18, 1998, the Company's Board of Directors declared a two-for-one stock split for all shareholders of record on July 1, 1998. The stock split was effected on July 31, 1998. Also, on December 30, 1997, a 15% stock dividend was effected. The presentation of numbers of shares and all per share amounts have been retroactively adjusted to reflect the stock split and stock dividend.

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


                                                                                             (Unaudited)
                                                                                        Period Ended June 30,
                                                                         Three Months                           Six Months
                                                                         ------------                           ----------
                                                                    1998               1997               1998               1997
                                                                 ----------         ----------         ----------         ----------
                                                                         (Dollars in thousands, except per share amounts)
Net income per share (basic)
  Numerator - net income ...............................         $      430         $      357         $      859         $      716
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          1,776,986          1,758,474          1,776,160          1,758,474
                                                                 ==========         ==========         ==========         ==========

          Net income per share (basic) .................         $      .24         $      .20         $      .48         $      .41
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      430         $      357         $      859         $      716
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          1,776,986          1,758,474          1,776,160          1,758,474
    Effect of dilutive stock options ...................             78,664             70,568             76,140             63,462
                                                                 ----------         ----------         ----------         ----------
      Total ............................................          1,855,650          1,829,042          1,852,300          1,821,936
                                                                 ==========         ==========         ==========         ==========

          Net income per share,
            assuming dilution ..........................         $      .23         $      .20         $      .46         $      .39
                                                                 ==========         ==========         ==========         ==========

Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


Results of Operations

     Community First Bancorporation (the "Company") recorded net income of $430,000 or $.24 per share for the second quarter of 1998, bringing net income to $859,000 or $.48 per share for the six months ended June 30, 1998. These results compare favorably with net income of $357,000 or $.20 per share for the second quarter of 1997 and $716,000 or $.41 per share for the six months ended June 30, 1997. Net income per share, assuming dilution, for the 1998 three and six months periods ended June 30, 1998 was $.23 and $.46, respectively. For the comparable 1997 periods, net income per share, assuming dilution, was $.20 and $.39, respectively. The net income per share figures for 1998 and 1997 have been retroactively adjusted to reflect a two-for-one stock split effective July 31, 1998, and a 15% stock dividend effective December 30, 1997.


Net Interest Income

     Net interest income is the principal source of the Company's earnings. For the second quarter of 1998, net interest income was $1,105,000. This is an increase of $125,000 or 12.8% over the comparable 1997 quarter. Net interest income for the first six months of 1998 was $2,191,000, representing an increase of $280,000 or 14.7% over the first six months of 1997. Both interest income and interest expense increased for the first six months of 1998, compared with the same period one year ago, primarily as a result of increased volumes of interest earning assets and interest bearing liabilities. Average interest earning assets for the first six months of 1998 were $115,501,000, an increase of $14,596,000 or 14.5% over the prior year level. Average interest bearing liabilities increased to $87,143,000 for the first half of 1998, representing an increase of $9,473,000 or 12.2% over the comparable period of the previous year. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 1998 was 2.60%, a decrease of 9 basis from the prior year's 2.69%. However, because of the greater percentage and absolute dollar increases in interest earning assets as compared with interest bearing liabilities, the net yield on earning assets (net interest income divided by average interest earning assets) for the 1998 period increased by 2 basis points compared with the prior year to 3.84%.

     The increases in both interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its current local service area within Oconee County, South Carolina. Management expects to continue to utilize such strategies during the remainder of 1998. In addition, see the discussion under "Noninterest Expenses" below regarding the Company's plans to expand into Anderson County, South Carolina.


Provision and Allowance for Loan Losses

     The provision for loan losses charged to expense was $60,000 for the second quarter of 1998 compared with $81,000 for the second quarter of 1997, and was $125,000 for the first six months of 1998 compared with $146,000 for the first six months of 1997. At June 30, 1998 the allowance for loan losses stood at 1.47% of loans compared with 1.35% at the end of 1997. At the end of the first half of 1998, nonaccrual loans totaled $109,000, and there were $12,000 in loans that were 90 days or more past due and still accruing interest income. The majority of the nonaccrual loans were secured by real estate.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 1998.


Noninterest Income

         Noninterest income totaled $142,000 for the second quarter of 1998 compared with $161,000 for the comparable 1997 quarter. Noninterest income was $272,000 for the first six months of 1998 compared with $268,000 for the 1997 period. The decrease of $19,000 in other income for the three months ended in 1998 resulted primarily from the nonrecurring sale of other real estate at a gain of $45,000 during the 1997 period.


Noninterest Expenses

         Noninterest expenses totaled $519,000 for the second quarter of 1998, compared with $502,000 for 1997. Noninterest expenses were $1,004,000 for the first six months of 1998 compared with $925,000 for the first half of 1997. Salaries and employee benefits were up $25,000 for the second quarter of 1998 and $58,000 for the first half of 1997. Part of the increase in salaries is due to the hiring of additional personnel necessary to meet the demands of the Company's expanding customer base. Net occupancy expense and furniture and equipment expenses increased $19,000 during the first half of 1998 as a result of the depreciation, maintenance and training expenses associated with the installation of a new computer system and software completed late in the second quarter of 1997. Furniture and equipment expenses are expected to continue to increase throughout 1998 as compared with 1997.

         In July, 1998, the Company's banking subsidiary filed an application with regulatory authorities to place a branch office in the city of Anderson, South Carolina, which is located in an adjacent county. The Company's entry into this new market area on a de novo basis will increase operating expenses in most categories, and is expected to initially have a negative effect on net income. This trend is expected to continue until the new office acquires a sufficiently large customer base and attains the volumes of deposits and interest earning assets that would enable it to contribute to the Company's profitability. Management currently estimates that capital expenditures needed to open the new office will total approximately $1,330,000. Subject to regulatory approval of the application, management expects to open for business a temporary office during the fourth quarter of 1998, with completion of the construction of the new office to come late in the second quarter of 1999.


 Liquidity

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

As of June 30, 1998, the ratio of loans to total deposits was 64.6%. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


Capital Resources

     The capital base for the Company increased by $875,000 since December 31, 1997 as the result of the $859,000 of net income for the first six months of 1998, less $14,000 for the change in unrealized holding gains and losses on available-for-sale securities, plus the addition of $30,000 from the exercise of employees' stock options.

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

         The June 30, 1998 risk-based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                          Total
                                             Tier 1      Capital     Leverage
                                             ------      -------     --------

Community First Bancorporation                18.6%        19.8%        10.5%
Community First Bank                          18.2%        19.4%        10.3%
Minimum "well capitalized" requirement         6.0%        10.0%         5.0%
Minimum requirement                            4.0%         8.0%         3.0%

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 28, 1998, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, two matters were submitted to a vote with results as follows:

1. Election of three directors to hold office for three-year terms:

                                          SHARES VOTED
                                          ------------
                                                     AUTHORITY
    DIRECTORS                        FOR*            WITHHELD*
    ---------                        ----            ---------

Blake L. Griffith                 1,175,306             276
Robert H. Edwards, Sr.            1,175,262             320
Gary V. Thrift                    1,175,582               -

     The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated, and were not voted on at the annual meeting: R. Theo Harris, Sr. - 1999, James E. McCoy - 1999, James E. Turner - 1999, Charles L. Winchester - 1999, Larry S. Bowman - 2000, William M. Brown - 2000, John R. Hamrick - 2000, Frederick D. Shepherd, Jr. - 2000.

2. Adoption of the 1998 Stock Option Plan.

    FOR - 1,159,080 shares*   AGAINST - 7,380 shares*   ABSTAIN - 20,292 shares*
--------------------
*Number of shares voted has been retroactively adjusted to reflect the two-for-one stock split effected on July 31, 1998.


Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.
     from Item 601 of
     Regulation S-B                          Description
     --------------                          -----------

           27                             Financial Data Schedule

(b)  Reports on Form 8-K.  None.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORPORATION


    August 11, 1998              /s/Frederick D. Shepherd, Jr.
    ---------------              -----------------------------------------------
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