Form 10QSB
period 1998-09-30
COMMUNITY FIRST BANCORP
filed 1998-11-13
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                     Commission File No. 000-29640
September 30, 1998


                         COMMUNITY FIRST BANCORPORATION

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         SOUTH CAROLINA                                    58-2322486
--------------------------------               ---------------------------------
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




          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES  [X]   NO  [ ]


          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value, 1,778,396 Shares Outstanding on September 30, 1998.


          Transitional Small Business Disclosure Format (Check one):

          YES  [ ]   NO  [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB


                                      Index

                                                                                                                          Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet.....................................................................................    3
          Consolidated Statement of Income...............................................................................    4
          Consolidated Statement of Comprehensive Income.................................................................    5
          Consolidated Statement of Changes in Shareholders' Equity......................................................    6
          Consolidated Statement of Cash Flows...........................................................................    7
          Notes to Unaudited Consolidated Financial Statements...........................................................    8

Item 2.   Management's Discussion and Analysis........................................................................... 9-11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................................................................   12

SIGNATURE................................................................................................................   13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheet


                                                                                                (Unaudited)
                                                                                               September 30,            December 31,
                                                                                                    1998                    1997
                                                                                               -------------           -------------
                                                                                                    (Dollars in thousands)
Assets
Cash and due from banks ............................................................              $   2,387               $   4,834
Federal funds sold .................................................................                 13,870                   6,510
Available-for-sale securities ......................................................                 30,011                  25,510
Other investments ..................................................................                    345                     335
Loans ..............................................................................                 69,897                  65,838
Less allowance for loan losses .....................................................                 (1,045)                   (890)
                                                                                                  ---------               ---------
Loans - net ........................................................................                 68,852                  64,948
Premises and equipment - net .......................................................                  2,782                   1,675
Accrued interest receivable ........................................................                    909                     793
Other assets .......................................................................                    356                     363
                                                                                                  ---------               ---------

Total assets .......................................................................              $ 119,512               $ 104,968
                                                                                                  =========               =========

Liabilities
Deposits
Noninterest bearing demand .........................................................              $  13,404               $  16,501
Interest bearing transaction accounts ..............................................                 17,027                  10,106
Savings ............................................................................                 15,232                  16,191
Certificates of deposit $100M and over .............................................                 27,071                  23,046
Other time deposits ................................................................                 32,511                  26,446
                                                                                                  ---------               ---------
Total deposits .....................................................................                105,245                  92,290
Accrued interest payable ...........................................................                    841                     772
Other liabilities ..................................................................                    136                      56
                                                                                                  ---------               ---------
Total liabilities ..................................................................                106,222                  93,118
                                                                                                  ---------               ---------

Shareholders' equity
Common stock - No par value; 10,000,000 shares authorized;
shares issued and outstanding: 1,778,396 for 1998
and 1,772,280 for 1997 .............................................................                 10,509                  10,479
Retained earnings ..................................................................                  2,678                   1,387
Accumulated other comprehensive income .............................................                    103                     (16)
                                                                                                  ---------               ---------
Total shareholders' equity .........................................................                 13,290                  11,850
                                                                                                  ---------               ---------

Total liabilities and shareholders' equity .........................................              $ 119,512               $ 104,968
                                                                                                  =========               =========






See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

 Consolidated Statement of Income

                                                                                                 (Unaudited)
                                                                                          Period Ended September 30,
                                                                                Three Months                       Nine Months
                                                                                ------------                       -----------
                                                                           1998              1997             1998             1997
                                                                           ----              ----             ----             ----
                                                                                     (Dollars in thousands, except per share)
Interest income
Loans, including fees ......................................            $1,567            $1,399            $4,587            $3,941
Securities - taxable
U. S. Treasury .............................................                                  70                29               213
U. S. Government agencies ..................................               501               363             1,302             1,085
Federal funds sold .........................................               194                64               734               458
Other investments ..........................................                 6                                  14
                                                                        ------            ------            ------            ------
Total interest income ......................................             2,268             1,896             6,666             5,697
                                                                        ------            ------            ------            ------

Interest expense
Time deposits $100M and over ...............................               361               314             1,013               878
Other deposits .............................................               801               572             2,356             1,898
                                                                        ------            ------            ------            ------
Total interest expense .....................................             1,162               886             3,369             2,776
                                                                        ------            ------            ------            ------

Net interest income ........................................             1,106             1,010             3,297             2,921
Provision for loan losses ..................................                65                75               190               221
                                                                        ------            ------            ------            ------
Net interest income after provision ........................             1,041               935             3,107             2,700
                                                                        ------            ------            ------            ------

Other income
Service charges on deposit accounts ........................                98                74               271               217
Credit life insurance commissions ..........................                10                10                31                28
Other income ...............................................                44                35               121               142
                                                                        ------            ------            ------            ------
Total other income .........................................               152               119               423               387
                                                                        ------            ------            ------            ------

Other expenses
Salaries and employee benefits .............................               265               254               798               728
Net occupancy expense ......................................                33                26                79                78
Furniture and equipment expense ............................                43                42               142               118
Other expense ..............................................               178               141               503               464
                                                                        ------            ------            ------            ------
Total other expenses .......................................               519               463             1,522             1,388
                                                                        ------            ------            ------            ------

Income before income taxes .................................               674               591             2,008             1,699
Income tax expense .........................................               242               210               717               602
                                                                        ------            ------            ------            ------

Net income .................................................            $  432            $  381            $1,291            $1,097
                                                                        ======            ======            ======            ======

Per share*
Net income .................................................            $  .24            $  .22            $  .73            $  .62
Net income, assuming dilution ..............................               .23               .21               .70               .60


----------------
*Per share information has been retroactively adjusted to reflect a 2-for-1 stock split effective July 31, 1998, and a 15% stock dividend effective December 30, 1997.

See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Comprehensive Income

                                                                                                 (Unaudited)
                                                                                          Period Ended September 30,
                                                                                Three Months                       Nine Months
                                                                                ------------                       -----------
                                                                            1998            1997             1998               1997
                                                                            ----            ----             ----               ----
                                                                                            (Dollars in thousands)

Net income .....................................................            $432            $381            $1,291            $1,097
                                                                            ----            ----            ------            ------
Other comprehensive income (loss):
Change in unrealized holding gains and
losses  on available-for-sale securities .......................             207             106               186                93
Income tax expense (benefit) on
other  comprehensive income ....................................              74              38                67                33
                                                                            ----            ----            ------            ------
Total other comprehensive income ...............................             133              68               119                60
                                                                            ----            ----            ------            ------

Comprehensive income ...........................................            $565            $449            $1,410            $1,157
                                                                            ====            ====            ======            ======





See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Changes in Shareholders' Equity

                                                               Common Stock               (Unaudited)
                                                               ------------                                    Accumulated
                                                           Number                                              Other Com-
                                                             of                       Capital      Retained    prehensive
                                                         Shares *        Amount       Surplus      Earnings      Income        Total
                                                         --------        ------       -------      --------      ------        -----
                                                                                     (Dollars in thousands)

Balance, January 1, 1997 ..........................      1,529,108      $ 3,823      $  4,659      $1,932      $   (79)      $10,335
Net income for period .............................                                                 1,097                      1,097
Exercise of stock options .........................            296            1             1                                      2
Unrealized net holding gains on available-
for-sale securities, net of  taxes ................                                                                 60            60
                                                         ---------      -------      --------      ------      -------       -------

Balance, September 30, 1997 .......................      1,529,404      $ 3,824      $  4,660      $3,029      $   (19)      $11,494
                                                         =========      =======      ========      ======      =======       =======


Balance, January 1, 1998 ..........................      1,772,280      $10,479                    $1,387      $   (16)      $11,850
Net income for period .............................                                                 1,291                      1,291
Exercise of stock options .........................          6,116           30                                                   30
Unrealized net holding gains on available-
for-sale securities, net of taxes .................                                                                119           119
                                                         ---------      -------      --------      ------      -------       -------

Balance, September 30, 1998 .......................      1,778,396      $10,509      $      -      $2,678      $   103       $13,290
                                                         =========      =======      ========      ======      =======       =======


---------------
*Number of shares has been retroactively adjusted to reflect a 2-for-1 stock split effected on July 31, 1998.


























See notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Cash Flows

                                                                                                             (Unaudited)
                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                      1998                    1997
                                                                                                      ----                    ----
                                                                                                           (Dollars in thousands)
Operating activities
Net income ...........................................................................              $  1,291               $  1,097
Adjustments to reconcile net income to net
cash provided by operating activities
Provision for loan losses ............................................................                   190                    221
Depreciation .........................................................................                   111                     93
Amortization of net loan fees and costs ..............................................                    37                     (7)
Securities accretion and premium amortization ........................................                   (87)                   (11)
Gain on sale of other real estate ....................................................                                          (45)
Writedowns of other real estate ......................................................                                           25
Increase in interest receivable ......................................................                  (116)
Increase (decrease) in interest payable ..............................................                    69                   (164)
Increase in prepaid expenses and other receivables ...................................                   (60)                  (177)
Increase in other accrued expenses ...................................................                    80                     38
                                                                                                    --------               --------
Net cash provided by operating activities ............................................                 1,515                  1,070
                                                                                                    --------               --------

Investing activities
Purchases of available-for-sale securities ...........................................               (42,913)                (4,500)
Maturities of available-for-sale securities ..........................................                38,685                  5,533
Purchases of other investments .......................................................                   (10)
Net increase in loans made to customers ..............................................                (4,131)                (8,251)
Proceeds from sales of other real estate .............................................                                           45
Purchases of premises and equipment ..................................................                (1,218)                   (40)
                                                                                                    --------               --------
Net cash used by investing activities ................................................                (9,587)                (7,213)
                                                                                                    --------               --------

Financing activities
Net increase (decrease) in demand deposits, interest bearing
transaction accounts and savings accounts ............................................                 2,865                 (3,997)
Net increase in certificates of deposit and
other time deposits ..................................................................                10,090                  1,287
Exercise of stock options ............................................................                    30                      2
                                                                                                    --------               --------
Net cash provided (used) by financing activities .....................................                12,985                 (2,708)
                                                                                                    --------               --------

Increase (decrease) in cash and cash equivalents .....................................                 4,913                 (8,851)

Cash and cash equivalents, beginning .................................................                11,344                 15,417
                                                                                                    --------               --------

Cash and cash equivalents, ending ....................................................              $ 16,257               $  6,566
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

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $3,300,000 for the nine months ended September 30, 1998, and was $2,940,000 for the nine months ended September 30, 1997. Income tax payments of $767,000 were made during the first nine months of 1998, and income tax payments of $662,000 were made in the 1997 period. Non-cash investment security valuation adjustments totaling $186,000 were made in the 1998 period increasing available-for-sale securities, and a related shareholders' equity account increased by $119,000 and the associated deferred income taxes changed $67,000. During the 1997 period, non-cash valuation adjustments increased securities by $93,000, increased shareholders' equity $60,000 and changed deferred income taxes by $33,000.

Nonperforming Loans - As of September 30, 1998, there were $129,000 in nonaccrual loans and no loans 90 days or more past due as to principal or interest payments still accruing.

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

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is based on dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Net income per share and net income per share, assuming dilution, were computed as follows:


                                                                                             (Unaudited)
                                                                                      Period Ended September 30,
                                                                           Three Months                        Nine Months
                                                                           ------------                        -----------
                                                                     1998              1997               1998                1997
                                                                     ----              ----               ----                ----
                                                                             (Dollars in thousands, except per share)
Net income per share (basic)
Numerator - net income .................................         $      432         $      381         $    1,291         $    1,097
                                                                 ==========         ==========         ==========         ==========
Denominator
Weighted average common shares
issued and outstanding .................................          1,778,396          1,758,474          1,776,914          1,758,474
                                                                 ==========         ==========         ==========         ==========
Net income per share (basic) ...........................         $      .24         $      .22         $      .73         $      .62
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
Numerator - net income .................................         $      432         $      381         $    1,291         $    1,097
                                                                 ==========         ==========         ==========         ==========
Denominator
Weighted average common shares
issued and outstanding .................................          1,778,396          1,758,474          1,776,914          1,758,474
Effect of dilutive stock options .......................             87,874             70,569             79,516             66,091
                                                                 ----------         ----------         ----------         ----------
Total ..................................................          1,866,270          1,829,043          1,856,430          1,824,565
                                                                 ==========         ==========         ==========         ==========
Net income per share, assuming dilution ................         $      .23         $      .21         $      .70         $      .60
                                                                 ==========         ==========         ==========         ==========

Item 2. - Management's Discussion and Analysis

Forward Looking Statements

          Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's planned new office, its response to the Year 2000 problem, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


Results of Operations

          Community First Bancorporation (the "Company") recorded net income of $432,000 or $.24 per share for the third quarter of 1998, bringing net income to $1,291,000 or $.73 per share for the nine months ended September 30, 1998. These results compare favorably with net income of $381,000 or $.22 per share for the third quarter of 1997 and $1,097,000 or $.62 per share for the nine months ended September 30, 1997. Net income per share, assuming dilution, for the 1998 three and nine months periods ended September 30, 1998 was $.23 and $.70, respectively. For the comparable 1997 periods, net income per share, assuming dilution, was $.21 and $.60, respectively. The net income per share figures for 1998 and 1997 have been retroactively adjusted to reflect a two-for-one stock split effective July 31, 1998, and a 15% stock dividend effective December 30, 1997.


Net Interest Income

          Net interest income is the principal source of the Company's earnings. For the third quarter of 1998, net interest income was $1,106,000. This is an increase of $96,000 or 9.5% over the comparable 1997 quarter. Net interest income for the first nine months of 1998 was $3,297,000, representing an increase of $376,000 or 12.9% over the first nine months of 1997. Both interest income and interest expense increased for the first nine months of 1998, compared with the same period one year ago, primarily as a result of increased volumes of interest earning assets and interest bearing liabilities. Average interest earning assets for the first nine months of 1998 were $115,286,000, an increase of $16,591,000 or 16.8% over the prior year level. Average interest bearing liabilities increased to $88,073,000 for the first nine months of 1998, representing an increase of $12,001,000 or 15.8% over the comparable period of the previous year. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 1998 was 2.62%, a decrease of 21 basis points from the prior year's 2.83%. Furthermore, the net yield on earning assets (net interest income divided by average interest earning assets) for the 1998 period decreased by 13 basis points compared with the prior year to 3.82%.

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


Provision and Allowance for Loan Losses

          The provision for loan losses charged to expense was $65,000 for the third quarter of 1998 compared with $75,000 for the third quarter of 1997, and was $190,000 for the first nine months of 1998 compared with $221,000 for the first nine months of 1997. At September 30, 1998 the allowance for loan losses stood at 1.50% of loans compared with 1.35% at the end of 1997. At the end of the first nine months of 1998, nonaccrual loans totaled $129,000, and there were no loans that were 90 days or more past due and still accruing interest income. The majority of the nonaccrual loans were secured by real estate.

          Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 1998. However, changes in national or local economic conditions, as well as changes in the economic circumstances of specific borrowers, could cause actual losses to differ markedly from the current estimate.

Noninterest Income

          Noninterest income totaled $152,000 for the third quarter of 1998 compared with $119,000 for the comparable 1997 quarter. Noninterest income was $423,000 for the first nine months of 1998 compared with $387,000 for the 1997 period. Increases in other income for the three and nine months ended in 1998 resulted primarily from higher service charges on deposit accounts. Higher levels of chargeable account activity caused the increase because there were no significant changes in 1998 in the rate schedule for such service charges.


Noninterest Expenses

          Noninterest expenses totaled $519,000 for the third quarter of 1998, compared with $463,000 for 1997. Noninterest expenses were $1,522,000 for the first nine months of 1998 compared with $1,388,000 for the first nine months of 1997. Salaries and employee benefits were $265,000 for the third quarter of 1998 and $254,000 for the third quarter of 1997. Part of the increase in salaries is due to the hiring of additional operational and administrative personnel necessary to meet the demands of the Company's currently expanding customer base and to accommodate the planned future expansion into Anderson County. During the third quarter of 1998, the Company hired a new Vice President for Marketing and Training. Net occupancy expense and furniture and equipment expenses increased $25,000 during the first nine months of 1998 as a result of the depreciation, maintenance and training expenses associated with the installation of a new computer system and software completed late in the third quarter of 1997. Furniture and equipment expenses are expected to continue to increase throughout 1998 as compared with 1997.

          In the third quarter of 1998, the Company's banking subsidiary filed applications with regulatory authorities to place a branch office in the city of Anderson, South Carolina, which is located in an adjacent county. The Company's entry into this new market area on a de novo basis will increase operating expenses in most categories, and is expected to initially have a negative effect on net income. This trend is expected to continue until the new office acquires a sufficiently large customer base and attains the volumes of deposits and interest earning assets that would enable it to contribute to the Company's profitability. Management currently estimates that capital expenditures needed to open the new office will total approximately $1,330,000, which is net of the anticipated sale of approximately $600,000 in surplus land acquired with the initial purchase of the branch office site. Subject to regulatory approval of all the applications, management expects to open for business a temporary office late in the fourth quarter of 1998. Construction of the permanent new office is expected to be completed late in the third quarter of 1999. As of September 30, 1998, $1,137,000 had been expended toward the project and no sales of surplus land had yet occurred. The success of the project may be affected adversely if the Company is unable to attract a substantial number of new customers, or if facilities or personnel costs are higher than projected.


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

          As of September 30, 1998, the ratio of loans to total deposits was 66.4%. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


Capital Resources

          The capital base for the Company increased by $1,440,000 since December 31, 1997 as the result of the $1,291,000 of net income for the first nine months of 1998, plus $119,000 for the change in unrealized holding gains and losses on available-for-sale securities, plus the addition of $30,000 from the exercise of employees' stock options.

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

          The September 30, 1998 risk-based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:



                                                                                                                         Minimum
                                                                            The Company              The Bank          Requirements
                                                                            -----------              --------          ------------

Tier 1 (core capital) .............................................             18.8%                 18.4%                 4.0%
Total capital (tier 1 plus tier 2
or supplementary capital) .........................................             20.0%                 19.7%                 8.0%
Leverage ..........................................................             10.9%                 10.7%                 3.0%



Year 2000 Readiness

          The Company is presently on schedule in implementing its Y2K Preparedness Plan. The plan has five phases: (1) Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. The awareness and assessment phases have been substantially completed as of September 30, 1998, which included the identification of critical systems and equipment potentially vulnerable to the year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had also been largely completed by the end of the third quarter except for necessary upgrades to an outdoor time and temperature sign and one vault door timer which are expected to be upgraded by the end of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of 13 critical dates with such testing to be completed by June 30, 1999. This testing is presently on schedule with no major problems encountered. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the year 2000 has arrived.

          Management is of the opinion that the Company's systems and equipment will be ready for the Year 2000 in a timely manner without any material adverse effect on the Company's business. Management is not aware of any material expenditures to be required to complete its preparedness plan.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.
     from Item 601 of
     Regulation S-B                           Description
-------------------------                    -----------------------
           27                                Financial Data Schedule

(b)  Reports on Form 8-K

     None.

SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANCORPORATION


By:   /s/Frederick D. Shepherd, Jr                   Date:  November 10, 1998
      ----------------------------------------              -----------------
      Frederick D. Shepherd, Jr., President
      and Chief Executive Officer (also
      principal accounting officer)

                                  EXHIBIT INDEX

Exhibit No.
from Item 601 of
Regulation S-B                        Description
------------------                    ------------------------
    27                                Financial Data Schedule