Form 10KSB
period 1998-12-31
COMMUNITY FIRST BANCORP
filed 1999-03-25
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998     Commission File Number 29640

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

         State issuer's revenues for the most recent fiscal year.  $9,479,051

         The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 1, 1999, was approximately $20,867,680. As of March 1, 1999, there were 1,793,792 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 1998 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      7
Item 3   Legal Proceedings ..............................................      8
Item 4   Submission of Matters to a Vote of Security Holders ............   None
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      8
Item 6   Management's Discussion and Analysis or Plan of Operation ......      8
Item 7   Financial Statements ...........................................      8
Item 8   Changes In and Disagreements with Accountants ..................
           on Accounting and Financial Disclosure .......................   None
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management .      *
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................      9

     * Incorporated by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders

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

         As of December 31, 1998, local governmental deposits comprised approximately 27% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining the ratio of average loans to average total deposits at 63.9% in 1998, and concentrating these funds in short-term investments and securities available-for-sale.

Employees

         At December 31, 1998, the Company employed 40 people.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Company's and the Bank's December 31, 1998 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis -- Capital Resources."

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including termination of deposit insurance by the FDIC.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

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

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions between the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment is based on deposit balances and will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under Riegle-Neal, the existing restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. The Company believes that this legislation will result in additional acquisitions of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

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

Item 2.  Description of Property

         (a) The  Bank  owns in fee  simple  with no  major  encumbrances,  real property at 3685 Blue Ridge Boulevard, Walhalla, South Carolina, and real property at 1600 Sandifer Boulevard in Seneca, South Carolina, where two of its offices are located. The Bank also owns in fee simple with no major encumbrances, real property at 4002 Clemson Boulevard, Anderson, South Carolina, where it is currently operating a temporary branch office while it is in the process of building a permanent branch office on the site. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note H to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 1998 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 1998 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.(from              Description
    item 601 of
    Regulation S-B)

         3.1                      Articles of Incorporation, as amended

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1998

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule

(b) No Reports on Form 8-K were filed during the year ended December 31, 1998.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANK

                                   s/Frederick D. Shepherd, Jr.
Date: March  17, 1999           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

-------------------------------                  Vice Chairman and Director                       March __, 1999
(Larry S. Bowman)

s/William M. Brown
-------------------------------                  Director and Secretary                           March 17, 1999
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 17, 1999
(Robert H. Edwards)


-------------------------------                  Director                                         March __, 1999
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 16, 1999
(John R. Hamrick)


-------------------------------                  Director                                         March __, 1999
(R. Theo Harris, Sr.)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 16, 1999
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 17, 1999
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 16, 1999
(Gary V. Thrift)


-------------------------------                  Director                                         March __, 1999
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 17, 1999
(Charles L. Winchester)

                                  EXHIBIT INDEX


         3.1                      Articles of Incorporation, as amended

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1998

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule