Form 10QSB
period 1999-03-31
COMMUNITY FIRST BANCORP
filed 1999-05-12
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended March 31, 1999 Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          South Carolina                                    58-2322486
---------------------------                    ---------------------------------
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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

          Yes  [X]   No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,798,298 Shares Outstanding on April 30, 1999.

Transitional Small Business Format (Check one):  Yes [ ]    No  [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                                                                          Page
PART I -           FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Balance Sheet .......................................................................          3
                   Consolidated Statement of Income .................................................................          4
                   Consolidated Statement of Comprehensive Income ...................................................          5
                   Consolidated Statement of Changes in Shareholders' Equity ........................................          6
                   Consolidated Statement of Cash Flows .............................................................          7
                   Notes to Unaudited Consolidated Financial Statements .............................................          8

Item 2.            Management's Discussion and Analysis .............................................................       9-11

PART II -          OTHER INFORMATION
Item 6.            Exhibits and Reports on Form 8-K .................................................................         12

SIGNATURE ...........................................................................................................         13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                (Unaudited)
                                                                                                   March 31,           December 31,
                                                                                                     1999                   1998
                                                                                                     ----                   ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .......................................................              $   2,974               $   3,320
     Federal funds sold ............................................................                 22,640                  14,150
     Securities available-for-sale .................................................                 43,175                  38,284
     Other investments .............................................................                    382                     345
     Loans .........................................................................                 71,204                  67,893
         Allowance for loan losses .................................................                   (966)                   (955)
                                                                                                  ---------               ---------
            Loans - net ............................................................                 70,238                  66,938
     Premises and equipment - net ..................................................                  2,952                   2,871
     Accrued interest receivable ...................................................                  1,101                     830
     Other assets ..................................................................                    500                     389
                                                                                                  ---------               ---------

            Total assets ...........................................................              $ 143,962               $ 127,127
                                                                                                  =========               =========

Liabilities
     Deposits
         Noninterest bearing .......................................................              $  14,366               $  14,798
         Interest bearing ..........................................................                114,735                  97,698
                                                                                                  ---------               ---------
            Total deposits .........................................................                129,101                 112,496
     Accrued interest payable ......................................................                    950                     966
     Other liabilities .............................................................                    190                      62
                                                                                                  ---------               ---------
            Total liabilities ......................................................                130,241                 113,524
                                                                                                  ---------               ---------

Shareholders' equity
     Common stock - no par  value;  10,000,000 shares
     authorized; issued and outstanding - 1,794,196 for
     1999 and 1,793,792 for 1998 ...................................................                 10,572                  10,569
     Retained earnings .............................................................                  3,441                   3,051
     Accumulated other comprehensive income ........................................                   (292)                    (17)
                                                                                                  ---------               ---------
            Total shareholders' equity .............................................                 13,721                  13,603
                                                                                                  ---------               ---------

            Total liabilities and shareholders' equity .............................              $ 143,962               $ 127,127
                                                                                                  =========               =========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

 Consolidated Statement of Income

                                                                                               (Unaudited)
                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                              ------------
                                                                                         1999              1998
                                                                                         ----              ----
                                                                               (Dollars in thousands, except per share)
Interest income
  Loans, including fees ....................................                          $1,531            $1,481
  Securities - taxable
    U. S. Treasury .........................................                               -                23
    U. S. Agency ...........................................                             649               360
  Other investments ........................................                               7                 2
  Federal funds sold .......................................                             271               284
                                                                                      ------            ------
      Total interest income ................................                           2,458             2,150
                                                                                      ------            ------

Interest expense
  Time deposits $100,000 and over ..........................                             435               315
  Other deposits ...........................................                             926               751
                                                                                      ------            ------
      Total interest expense ...............................                           1,361             1,066
                                                                                      ------            ------

Net interest income ........................................                           1,097             1,084
Provision for loan losses ..................................                              25                65
                                                                                      ------            ------
Net interest income after provision ........................                           1,072             1,019
                                                                                      ------            ------

Other income
  Service charges on deposit accounts ......................                              83                84
  Credit life insurance commissions ........................                              10                 8
  Other income .............................................                              44                38
                                                                                      ------            ------
      Total other income ...................................                             137               130
                                                                                      ------            ------

Other expenses
  Salaries and employee benefits ...........................                             310               252
  Net occupancy expense ....................................                              27                23
  Furniture and equipment expense ..........................                              58                53
  Other expense ............................................                             209               156
                                                                                      ------            ------
      Total other expenses .................................                             604               484
                                                                                      ------            ------

Income before income taxes .................................                             605               665
Income tax expense .........................................                             215               237
                                                                                      ------            ------

Net income .................................................                          $  390            $  428
                                                                                      ======            ======

Per share*
  Net income ...............................................                          $  .22            $  .24
  Net income, assuming dilution ............................                             .20               .23

----------------
*Per share information has been retroactively adjusted to reflect a two-for-one stock split effective July 31, 1998.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statement of Comprehensive Income

                                                                                                                   (Unaudited)
                                                                                                                 Three Months Ended
                                                                                                                     March 31,
                                                                                                                   ------------
                                                                                                             1999               1998
                                                                                                             ----               ----
                                                                                                              (Dollars in thousands)

Net income ......................................................................................           $  390            $  428
                                                                                                            ------            ------
Other comprehensive income (loss):
   Change in unrealized holding gains and
      losses on available-for-sale securities ...................................................             (430)               35
   Income tax expense (benefit) on
      other comprehensive income (loss) .........................................................             (155)               13
                                                                                                            ------            ------
         Total other comprehensive income (loss) ................................................             (275)               22
                                                                                                            ------            ------

Comprehensive income ............................................................................           $  115            $  450
                                                                                                            ======            ======





See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholder's Equity

                                                                   (Unaudited)

                                                                   Common Stock                           Accumulated
                                                                   ------------                             Other
                                                             Number of                      Retained     Comprehensive
                                                             Shares*         Amount         Earnings        Income           Total
                                                             -------         ------         --------        ------           -----
                                                                                      (Dollars in thousands)

Balance, January 1, 1998 .........................         1,772,280         $10,479        $1,387          $ (16)         $ 11,850
Exercise of employee stock options ...............             3,740              19             -              -                19
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes ..............                 -               -             -             22                22
Net income .......................................                 -               -           428              -               428
                                                           ---------         -------        ------          -----          --------
Balance, March 31, 1998 ..........................         1,776,020          10,498         1,815              6            12,319
                                                           =========         =======        ======          =====          ========



Balance, January 1, 1999 .........................         1,793,792          10,569         3,051            (17)           13,603
Exercise of employee stock options ...............               404               3             -              -                 3
Change in unrealized holding gains
    and losses on available-for-sale .............
    securities, net of income taxes ..............                 -               -             -           (275)             (275)
Net income .......................................                 -               -           390              -               390
                                                           ---------         -------        ------          -----          --------
Balance, December 31, 1998 .......................         1,794,196         $10,572        $3,441          $(292)         $ 13,721
                                                           =========         =======        ======          =====          ========


* Adjusted for a two-for-one stock split effective July 31, 1998.


























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         1999                 1998
                                                                                                         -----                ----
                                                                                                         (Dollars in thousands)
Operating Activities
     Net income ........................................................................             $    390              $    428
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..................................................                   25                    65
            Depreciation ...............................................................                   42                    40
            Amortization of net loan fees and costs ....................................                   15                    10
            Securities accretion and premium amortization ..............................                   (6)                   (8)
            (Increase) decrease in interest receivable .................................                 (271)                   90
            Decrease in interest payable ...............................................                  (16)                 (104)
            Decrease in prepaid expenses ...............................................                   44                     5
            Increase in other accrued expenses .........................................                  128                   227
            Disposals of premises and equipment ........................................                    9                     -
                                                                                                     --------              --------
                Net cash provided by operating activities ..............................                  360                   753
                                                                                                     --------              --------

Investing activities
     Purchases of available-for-sale securities ........................................               (6,000)               (6,977)
     Maturities of available-for-sale securities .......................................                  685                11,229
     Purchases of other investments ....................................................                  (37)                  (11)
     Net increase in loans made to customers ...........................................               (3,340)               (1,887)
     Purchases of premises and equipment ...............................................                 (132)                   (8)
                                                                                                     --------              --------
                Net cash (used) provided by investing activities .......................               (8,824)                2,346
                                                                                                     --------              --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .............................                7,916                13,377
     Net increase in certificates of deposit and other
         time deposits .................................................................                8,689                   500
     Exercise of employee stock options ................................................                    3                    19
                                                                                                     --------              --------
                Net cash provided by financing activities ..............................               16,608                13,896
                                                                                                     --------              --------
Increase in cash and cash equivalents ..................................................                8,144                16,995
Cash and cash equivalents, beginning ...................................................               17,470                11,344
                                                                                                     --------              --------
Cash and cash equivalents, ending ......................................................             $ 25,614              $ 28,339
                                                                                                     ========              ========












See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 1998 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,377,000 for the three months ended March 31, 1999, and was $1,170,000 for the three months ended March 31, 1998. Income tax payments of $20,000 were made during the first three months of 1999, and income tax payments of $22,000 were made in the 1998 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $430,000 during the 1999 period, a related shareholders' equity account decreased by $275,000 and the associated deferred income taxes changed by $155,000. During the 1998 period, non-cash valuation adjustments increased available-for-sale securities by
$35,000, increased shareholders' equity by $22,000 and changed deferred income taxes by $13,000.

Nonperforming Loans - As of March 31, 1999, there were $342,000 in nonaccrual loans and $9,000 in loans 90 days or more past due and still accruing.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to stock dividends and stock splits. Net income per share and net income per share, assuming dilution, were computed as follows:


                                                                                                           (Unaudited)
                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                    1999                    1998
                                                                                                    ----                    ----
                                                                                                       (Dollars in thousands,
                                                                                                      except per share amounts)

Net income per share, basic
Numerator - net income .............................................................              $      390              $      428
                                                                                                  ==========              ==========
Denominator
Weighted average common shares issued and outstanding ..............................               1,793,868               1,775,324
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .22              $      .24
                                                                                                  ==========              ==========

Net income per share, assuming dilution
Numerator - net income .............................................................              $      390              $      428
                                                                                                  ==========              ==========
Denominator
Weighted average common shares issued and outstanding ..............................               1,793,868               1,775,324
Effect of dilutive stock options ...................................................                 148,859                  75,522
                                                                                                  ----------              ----------
               Total shares ........................................................               1,942,727               1,850,846
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .20              $      .23
                                                                                                  ==========              ==========

Item 2. - Management's Discussion and Analysis

Forward Looking Statements

          Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new office, its response to the Year 2000 problem, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

          Community First Bancorporation (the "Company") recorded consolidated net income of $390,000 or $.22 per share for the first quarter of 1999. These results are $38,000, or $.02 per share, less than net income of $428,000 or $.24 per share for the first quarter of 1998. Net income per share, assuming dilution was $.20 for the 1999 period and $.23 for the comparable period of 1998. Net income per share figures have been retroactively adjusted to reflect a two-for-one stock split effective July 31, 1998.

          Net interest income is the principal source of the Company's earnings. For the first quarter of 1999, net interest income was $1,097,000, an increase of $13,000 or 1.2% over the first quarter of 1998. The nominal increase in net interest income is attributable to the positive effects of higher amounts of interest earning assets in 1999 being almost completely offset by the effects of lower interest rates earned on those assets and increased amounts of interest bearing liabilities. Average interest earning assets during the 1999 period were $137,001,000, an increase of $23,449,000 or 20.7% over the comparable period of 1998. Average interest bearing liabilities during the 1999 period were $114,396,000, representing an increase of $27,000,000 or 30.9% over the amount for the same period of 1998. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 1999 was 2.45%, a decrease of 28 basis points from the 2.73% noted for the same period of 1998. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.25% for the first quarter of 1999, a decrease of 62 basis points from the 3.87% for the first three months of 1998.

          The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. The Anderson County, South Carolina market represents a new undertaking by the Company, which opened a branch office in a temporary facility in the City of Anderson on January 4, 1999. Management expects to continue to utilize such strategies during the remainder of 1999. Interest rate reductions resulted from the reduction in the prime rate and competitive pressures.

Provision and Allowance for Loan Losses

          The provision for loan losses totaled $25,000 for the first three months of 1999, compared with $65,000 for the comparable period of 1998. At March 31, 1999, the allowance for loan losses was 1.36% of loans, compared with 1.41% of loans at December 31, 1998. During the 1999 three month period, net charge-offs totaled $14,000, compared with $12,000 charged off during the same period of 1998. As of March 31, 1999, there were $342,000 in nonaccrual loans and $9,000 in loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at March 31, 1999 is $260,000 greater than the amount noted at March 31, 1998 and $24,000 less than the amount of nonaccrual loans noted as of December 31, 1998.

          Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 1999.

Noninterest Income

          Noninterest income totaled $137,000 for the first quarter of 1999, compared with $130,000 for the 1998 quarter. The higher noninterest income in 1999 was attributable primarily to increased fees derived from card-based services, including credit card fees and fees for ATM usage. There were no realized securities gains or losses in either the 1999 or 1998 periods.

Noninterest Expenses

          Noninterest expenses totaled $604,000 for the first quarter of 1999, compared with $484,000 for 1998, representing an increase of $120,000 or 24.8%. Salaries and employee benefits increased by $58,000, or 23.0%, to $310,000 for the 1999 period. This increase resulted from the wages, salaries and employee benefits costs associated with the opening of the new branch office in Anderson, South Carolina and normal salary increases, which are granted from time to time. During the 1999 period, $10,000 was accrued toward year-end incentive bonuses, compared with a $40,000 accrual in 1998. Occupancy and furniture and equipment expenses for 1999 increased by $9,000 compared with 1998 primarily resulting from higher depreciation, equipment maintenance and repair costs. Other expenses for the 1999 period were $53,000 greater than in 1998 primarily due to increases directly related to opening the new Anderson branch. Such increased expenses included higher levels of expenditures for marketing brochures and other printed materials (increased by $7,000) and increased telephone expenses (up $8,000). In addition, the Company's directors' fees, charitable contributions, and convention and meetings expenses increased by $5,000, $4,000, and $10,000, respectively.

Liquidity

          Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

          As of March 31, 1999, the ratio of loans to total deposits was 55.2%, compared with 60.4% as of December 31, 1998 and 63.8% as of March 31, 1998. Deposits as of March 31, 1999 were $16,605,000 or 14.8% greater than at December 31, 1998 and $22,934,000 or 21.6% greater than their levels of March 31, 1998. Approximately one-half of the amount of the increase during the 1999 period was attributable to the new Anderson branch.

          Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

          The Company's capital base increased by $118,000 since December 31, 1998 as the result of net income of $390,000 for the first three months of 1999, $3,000 added from the exercise of employee stock options, less the $275,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

          The Company and its banking subsidiary (the "Bank") are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

          The March 31, 1999 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                              Total
                                                   Tier 1    Capital  Leverage
                                                   ------    -------  --------
Community First Bancorporation ..............       18.3%     19.5%      9.7%
Community First Bank ........................       17.9%     19.1%      9.5%
Minimum "well-capitalized" requirement ......        6.0%     10.0%      5.0%
Minimum requirement .........................        4.0%      8.0%      3.0%

Year 2000 Readiness Disclosure

          The Company is presently on schedule in implementing its Year 2000 Preparedness Plan. The plan has five phases: (1) Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. The awareness and assessment phases have been substantially completed as of March 31, 1999. These phases included the identification of critical systems and equipment potentially vulnerable to the Year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had been completed in large part before the end of the third quarter of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of certain critical dates with such testing to be completed by June 30, 1999. This testing is currently on schedule and no major problems have been encountered. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the Year 2000 has arrived.

          Management is of the opinion that the Company's systems and equipment will be ready for the Year 2000 in a timely manner without any material adverse effect on the Company's business. Management is not aware of any material expenditures to be required to complete its preparedness plan.

          Nevertheless, the Company could be adversely affected by problems encountered by its vendors, customers and providers of services in dealing with their Year 2000 readiness, by difficulty in identifying all possible effects of the Year 2000 problem and interrelationships between various mission critical systems, and by the unavailability of skilled personnel to address Year 2000 problems that may arise.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

          Exhibit No.
          from Item 601 of
          Regulation S-B                      Description
          ---------------                     ----------------------

               27                             Financial Data Schedule

(b)       Reports on Form 8-K.                None.

SIGNATURE

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COMMUNITY FIRST BANCORPORATION

May 10, 1999               /s/ Frederick D. Shepherd, Jr.
-----------------          ----------------------------------------------
   Date                    Frederick D. Shepherd, Jr., President and Chief
                           Executive Officer (also principal accounting officer)

                                  EXHIBIT INDEX


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B               Description
---------------              ----------------------

        27                   Financial Data Schedule