Form 10QSB
period 1999-06-30
COMMUNITY FIRST BANCORP
filed 1999-08-11
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1999           Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         South Carolina                                58-2322486
---------------------------                    --------------------------------
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

         Yes   X   No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,800,898 Shares Outstanding on July 31, 1999.

Transitional Small Business Format (Check one):  Yes _______  No    X

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                                                                       Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet ......................................................................      3
                  Consolidated Statement of Income ................................................................      4
                  Consolidated Statement of Comprehensive Income ..................................................      5
                  Consolidated Statement of Changes in Shareholders' Equity .......................................      6
                  Consolidated Statement of Cash Flows ............................................................      7
                  Notes to Unaudited Consolidated Financial Statements ............................................      8

Item 2.           Management's Discussion and Analysis ............................................................   9-12

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders .............................................     13

Item 6.           Exhibits and Reports on Form 8-K ................................................................     13

SIGNATURE .........................................................................................................     14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                   (Unaudited)
                                                                                                     June 30,           December 31,
                                                                                                       1999                   1998
                                                                                                       ----                   ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks ...........................................................            $   2,791             $   3,320
     Federal funds sold ................................................................               18,810                14,150
     Securities available-for-sale .....................................................               51,108                38,284
     Other investments .................................................................                  382                   345
     Loans .............................................................................               71,304                67,893
        Allowance for loan losses ......................................................                 (964)                 (955)
                                                                                                    ---------             ---------
            Loans - net ................................................................               70,340                66,938
     Premises and equipment - net ......................................................                3,120                 2,871
     Accrued interest receivable .......................................................                1,102                   830
     Other assets ......................................................................                  949                   389
                                                                                                    ---------             ---------

            Total assets ...............................................................            $ 148,602             $ 127,127
                                                                                                    =========             =========

Liabilities
     Deposits
        Noninterest bearing ............................................................            $  15,512             $  14,798
        Interest bearing ...............................................................              118,440                97,698
                                                                                                    ---------             ---------
            Total deposits .............................................................              133,952               112,496
     Accrued interest payable ..........................................................                1,090                   966
     Other liabilities .................................................................                   61                    62
                                                                                                    ---------             ---------
            Total liabilities ..........................................................              135,103               113,524
                                                                                                    ---------             ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares authorized;
        issued  and outstanding - 1,800,898 for 1999 and
        1,793,792 for 1998 .............................................................               10,624                10,569
     Retained earnings .................................................................                3,837                 3,051
     Accumulated other comprehensive income ............................................                 (962)                  (17)
                                                                                                    ---------             ---------
            Total shareholders' equity .................................................               13,499                13,603
                                                                                                    ---------             ---------

            Total liabilities and shareholders' equity .................................            $ 148,602             $ 127,127
                                                                                                    =========             =========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                   (Unaudited)
                                                                                              Period Ended June 30,
                                                                                 Three Months                       Six Months
                                                                             1999            1998             1999             1998
                                                                             ----            ----             ----             ----
                                                                                     (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................           $1,565           $1,538           $3,096           $3,020
     Securities - taxable
     U. S. Treasury ............................................               13                5               13               29
     U. S. Agency ..............................................              692              441            1,341              801
     Other investments .........................................                6                6               13                8
     Federal funds sold ........................................              289              257              560              540
                                                                           ------           ------           ------           ------
        Total interest income ..................................            2,565            2,247            5,023            4,398
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100,000 and over ...........................              510              338              945              652
     Other deposits ............................................              920              804            1,846            1,555
                                                                           ------           ------           ------           ------
        Total interest expense .................................            1,430            1,142            2,791            2,207
                                                                           ------           ------           ------           ------

Net interest income ............................................            1,135            1,105            2,232            2,191
Provision for loan losses ......................................               70               60               95              125
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            1,065            1,045            2,137            2,066
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              106               89              189              173
     Credit life insurance commissions .........................                7               13               17               21
     Other income ..............................................               55               40               99               78
                                                                           ------           ------           ------           ------
        Total other income .....................................              168              142              305              272
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              354              280              664              532
     Net occupancy expense .....................................               27               24               54               47
     Furniture and equipment expense ...........................               55               46              113              100
     Other expense .............................................              187              169              396              325
                                                                           ------           ------           ------           ------
        Total other expenses ...................................              623              519            1,227            1,004
                                                                           ------           ------           ------           ------

Income before income taxes .....................................              610              668            1,215            1,334
Income tax expense .............................................              214              238              429              475
                                                                           ------           ------           ------           ------
Net income .....................................................           $  396           $  430           $  786           $  859
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.22           $ 0.24           $ 0.44           $ 0.48
     Net income, assuming dilution .............................             0.20             0.23             0.40             0.46

------------------
* Per share information has been retroactively adjusted to reflect a two-for-one stock split effective July 31, 1998.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Comprehensive Income

                                                                                                  (Unaudited)
                                                                                             Period Ended June 30,
                                                                                  Three Months                   Six Months
                                                                                  ------------                   ----------
                                                                              1999            1998           1999             1998
                                                                              ----            ----           ----             ----
                                                                                             (Dollars in thousands)

Net income .........................................................        $   396         $   430         $   786         $   859
                                                                            -------         -------         -------         -------
Other comprehensive income (loss):
     Change in unrealized holding gains and
        losses on available-for-sale securities ....................         (1,099)            (55)         (1,529)            (21)
     Income tax expense (benefit) on other
        comprehensive income (loss) ................................           (429)            (19)           (584)             (7)
                                                                            -------         -------         -------         -------
            Total other comprehensive income (loss) ................           (670)            (36)           (945)            (14)
                                                                            -------         -------         -------         -------
Comprehensive income (loss) ........................................        $  (274)        $   394         $  (159)        $   845
                                                                            =======         =======         =======         =======





































See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholder's Equity

                                                                (Unaudited)

                                                                Common Stock
                                                                ------------                            Accumulated
                                                         Number of                        Retained   Other Comprehensive
                                                          Shares*         Amount          Earnings         Income            Total
                                                          -------         ------          --------         ------            -----
                                                                                   (Dollars in thousands)

Balance, January 1, 1998 .........................       1,772,280       $  10,479       $   1,387       $     (16)       $  11,850
Exercise of employee stock options ...............           6,116              30               -               -               30
Change in unrealized holding gains
   and losses on available-for-sale
   securities, net of income taxes ...............               -               -               -             (14)             (14)
Net income .......................................               -               -             859               -              859
                                                         ---------       ---------       ---------       ---------        ---------
Balance, June 30, 1998 ...........................       1,778,396       $  10,509       $   2,246       $     (30)       $  12,725
                                                         =========       =========       =========       =========        =========



Balance, January 1, 1999 .........................       1,793,792       $  10,569       $   3,051       $     (17)       $  13,603
Exercise of employee stock options ...............           7,106              55               -               -               55
Change in unrealized holding gains
   and losses on available-for-sale ..............
   securities, net of income taxes ...............               -               -               -            (945)            (945)
Net income .......................................               -               -             786               -              786
                                                         ---------       ---------       ---------       ---------        ---------
Balance, June 30, 1999 ...........................       1,800,898       $  10,624       $   3,837       $    (962)       $  13,499
                                                         =========       =========       =========       =========        =========


* Adjusted for a two-for-one stock split effective July 31, 1998.

































See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                      1999                    1998
                                                                                                      ----                    ----
                                                                                                         (Dollars in thousands)
Operating Activities
     Net income ......................................................................              $    786               $    859
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Provision for loan losses ................................................                    95                    125
            Depreciation .............................................................                    82                     74
            Amortization of net loan fees and costs ..................................                    32                     24
            Securities accretion and premium amortization ............................                   (15)                   (53)
            Increase in interest receivable ..........................................                  (272)                  (112)
            Increase in interest payable .............................................                   124                      3
            Decrease in prepaid expenses .............................................                    24                     13
            (Decrease) increase in other accrued expenses ............................                    (1)                    88
            Disposals of premises and equipment ......................................                     9                      -
            Gain on sale of other real estate ........................................                   (10)                     -
                                                                                                    --------               --------
                Net cash provided by operating activities ............................                   854                  1,021
                                                                                                    --------               --------

Investing activities
     Purchases of available-for-sale securities ......................................               (21,022)               (29,913)
     Maturities of available-for-sale securities .....................................                 6,684                 15,454
     Purchases of other investments ..................................................                   (37)                   (10)
     Net increase in loans made to customers .........................................                (3,529)                (2,850)
     Purchases of premises and equipment .............................................                  (340)                   (88)
     Proceeds from sale of other real estate .........................................                    10                      -
                                                                                                    --------               --------
                Net cash used by investing activities ................................               (18,234)               (17,407)
                                                                                                    --------               --------

Financing activities
     Net increase in demand deposits, interest
        bearing transaction accounts and savings accounts ............................                 1,643                 10,558
     Net increase in certificates of deposit and other
        time deposits ................................................................                19,813                  3,460
     Exercise of employee stock options ..............................................                    55                     30
                                                                                                    --------               --------
                Net cash provided by financing activities ............................                21,511                 14,048
                                                                                                    --------               --------
Increase (decrease) in cash and cash equivalents .....................................                 4,131                 (2,338)
Cash and cash equivalents, beginning .................................................                17,470                 11,344
                                                                                                    --------               --------
Cash and cash equivalents, ending ....................................................              $ 21,601               $  9,006
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

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $2,667,000 for the six months ended June 30, 1999, and was $2,204,000 for the six months ended June 30, 1998. Income tax payments of $369,000 were made during the first six months of 1999, and income tax payments of $415,000 were made in the 1998 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $1,529,000 during the 1999 period, a related shareholders' equity account decreased by $945,000 and the associated deferred income taxes changed by $584,000. During the 1998 period, non-cash valuation adjustments decreased available-for-sale securities by $21,000, decreased shareholders' equity by $14,000 and changed deferred income taxes by $7,000.

Nonperforming Loans - As of June 30, 1999, there were $286,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

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

                                                                                               (Unaudited)
                                                                                           Period Ended June 30,
                                                                              Three Months                       Six Months
                                                                              ------------                       ----------
                                                                        1999               1998             1999               1998
                                                                        ----               ----             ----               ----
                                                                     (Dollars in thousands, except per share amounts)

Net income per share, basic
Numerator - net income .....................................        $      396        $      430        $      786        $      859
                                                                    ==========        ==========        ==========        ==========
Denominator
Weighted average common shares
issued and outstanding .....................................         1,798,019         1,776,986         1,795,955         1,776,160
                                                                    ==========        ==========        ==========        ==========

              Net income per share, basic ..................        $      .22        $      .24        $      .44        $      .48
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
Numerator - net income .....................................        $      396        $      430        $      786        $      859
                                                                    ==========        ==========        ==========        ==========
Denominator
Weighted average common shares
issued and outstanding .....................................         1,798,019         1,776,986         1,795,955         1,776,160
Effect of dilutive stock options ...........................           150,608            78,664           147,453            76,140
                                                                    ----------        ----------        ----------        ----------
              Total shares .................................         1,948,627         1,855,650         1,943,408         1,852,300
                                                                    ==========        ==========        ==========        ==========

              Net income per share,
              assuming dilution ............................        $      .20        $      .23        $      .40        $      .46
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

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $396,000, or $.22 per share, for the second quarter of 1999 and $786,000, or $.44 per share, for the first six months of 1999. During 1998, the Company recorded net income of $430,000 or $.24 per share for the second quarter, and $859,000, or $.48 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 1999 was $.20 and $.40, respectively. For the comparable 1998 periods, net income per share, assuming dilution, was $.23 and $.46, respectively. Net income per share figures have been retroactively adjusted to reflect a two-for-one stock split effective July 31, 1998.

         Comprehensive income incorporates into one measure all changes in the Company's equity resulting from recognized transactions and other economic events of the period other than transactions with owners in their capacities as owners. The major components of the Company's comprehensive income include net income (amounts stated above) and unrealized gains and losses on available-for-sale investment securities. Changes in unrealized gains and losses on investment securities primarily are a function of three variables: the size of the investment portfolio, fluctuations in the levels of market interest rates and the remaining maturity structure of the securities held. As the levels of market interest rates change, the market values of investment securities move in an inverse direction. If interest rates rise, the market values of securities would be expected to decline. Conversely, if interest rates fall, market values of securities would be expected to increase. Generally, the market values of securities with longer remaining maturities rise or fall more, in absolute dollar terms, than do securities with shorter remaining terms.

         During the first six months of 1999, the Company invested heavily in available-for-sale securities, market interest rates increased and the average remaining maturity of the investment portfolio increased. The Company purchased longer term instruments during the period in response to significant deposit growth. As a result, the market values of the Company's investment securities declined significantly thus far in 1999 and comprehensive income was consequently decreased by $945,000 during the 1999 six-month period and by $670,000 during the 1999 three-month period ended June 30. These other comprehensive losses were more than sufficient to offset net income in both periods. During the previous year, other comprehensive losses were much smaller in amount due to a relatively more stable interest rate environment and totaled $14,000 for the six months and $36,000 for the three months ended June 30, 1998.

Net Interest Income

         Net interest income is the principal source of the Company's earnings. For the second quarter of 1999, net interest income was $1,135,000, an increase of $30,000 or 2.7% over the comparable 1998 period. For the first six months of 1999, net interest income was $2,232,000, an increase of $41,000 or 1.9% over the first six months of 1998. The nominal increases in net interest income were attributable to the offsetting of the positive effects of higher amounts of interest earning assets in 1999 by the negative effects of lower interest rates earned on those assets and increased amounts of interest bearing liabilities.
Average interest earning assets during the 1999 six-month period were $138,972,000, an increase of $23,921,000 or 20.8% over the comparable period of 1998. Average investment securities for the 1999 six-month period were $43,805,000, an increase of $16,292,000 or 59.2% over the average amount in the same period of 1998. Average interest bearing liabilities during the 1999 six-month period were $116,070,000, representing an increase of $28,927,000 or

33.2% over the amount for the same period of 1998. Average time deposits of $100,000 and over increased to $34,078,000 for the 1999 six-month period from $23,289,000 in the year earlier period. Average other time deposits increased significantly, also, to $39,502,000 in the 1999 period, compared with $28,267,000 in the 1998 period. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 1999 was 2.44%, a decrease of 16 basis points from the 2.60% noted for the same period of 1998. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.24% for the first six months of 1999, a decrease of 60 basis points from the 3.84% for the first six months of 1998.

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

         During the first six months of 1999, the majority of business obtained from the new Anderson County operation has been the acquisition of deposit liabilities. The Company has invested these deposits primarily in investment securities because management continues to utilize prudent underwriting practices in making credit decisions. Therefore, growth in deposits has been much more rapid than has growth in the higher-yielding loan categories. Management expects to continue to utilize such strategies during the remainder of 1999.

         Interest rates increased slightly near the end of the 1999 period due to concerns that inflationary pressures may be re-emerging as a threat to the country's economic stability. Late in the 1999 second quarter, the Federal Reserve Bank's Open Market Committee revealed that it has adopted a slight bias toward increasing rates as a means to curtail this threat. On this news, market interest rates increased. The effects of these rate increases are not fully reflected in the financial information presented in this report, and the potential effects on future operating results are not readily apparent at this time. However, the potential effects of the expected small increases are not anticipated to cause any significant positive or adverse results for the Company.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $70,000 for the second quarter of 1999 compared with $60,000 for the second quarter of 1998, and totaled $95,000 for the first six months of 1999 compared with $125,000 for the comparable period of 1998. At June 30, 1999, the allowance for loan losses was 1.35% of loans, compared with 1.41% of loans at December 31, 1998. During the 1999 six-month period, net charge-offs totaled $86,000, compared with $9,000 charged off during the same period of 1998. As of June 30, 1999, there were $286,000 in nonaccrual loans and no loans were over 90 days past due and still accruing interest. The amount of nonaccrual loans at June 30, 1999 is $177,000 greater than the amount noted at June 30, 1998 and $80,000 less than the amount of nonaccrual loans noted as of December 31, 1998. The majority of the nonaccrual loans are secured by real estate or other collateral. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 1999.

Noninterest Income

         Noninterest income totaled $168,000 for the second quarter of 1999, compared with $142,000 for the 1998 quarter. Noninterest income was $305,000 for the first six months of 1999 and $272,000 for the same 1998 period. The higher noninterest income in 1999 was attributable primarily to increased fees derived from charges assessed against deposit accounts, fees for card-based services, including credit card fees and fees for ATM usage and a $10,000 gain from the sale of other real estate. There were no realized securities gains or losses in either the 1999 or 1998 periods.

Noninterest Expenses

         Noninterest expenses totaled $623,000 for the second quarter of 1999, compared with $519,000 for the 1998 period, representing an increase of $104,000 or 20.0%. Noninterest expenses were $1,227,000 for the first six months of 1999 compared with $1,004,000 for the first half of 1998. Salaries and employee benefits for the 1999 quarter totaled $354,000, an increase of $74,000 or 26.4% more than in the 1998 three month period. For the first six months of 1999, salaries and employee benefits totaled $664,000 representing an increase of $132,000 or 24.8% over the same period of 1998. This increase resulted largely from wages, salaries and employee benefits costs associated with the opening of the new branch office in Anderson, South Carolina. However, during the 1999 six-month period, only $10,000 was accrued toward year-end incentive bonuses, compared with a $60,000 accrual in 1998. Occupancy and furniture and equipment expenses for the second quarter of 1999 totaled $82,000, an increase of $12,000, or 17.1% compared with the same period of 1998, primarily resulting from higher depreciation, equipment maintenance and repair costs. Other expenses for the 1999 three-month period totaled $187,000 and were $18,000 more than in 1998. For the 1999 six-month period, other expenses increased by $71,000, or 21.8%, over the 1998 amount to $396,000. These expenses also increased primarily due to expenses incurred to open and operate the new Anderson branch. In addition, the Company recorded the effects that higher account volumes have on processing costs including credit card and ATM card fees paid and costs associated with obtaining internal operating supplies. Other increased expenses included higher fees paid to the Company's Board of Directors (increase of $10,000 over the 1998 six-month expense amount) and expenses for the Company's Board of Directors and personnel to attend other meetings and conventions (increase of $12,000 over the 1998 six-month amount).

         Management anticipates that the opening of the new Anderson Branch office will continue to result in higher amounts of noninterest expenses during 1999, and thus depress earnings performance as compared with 1998.

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

         As of June 30, 1999, the ratio of loans to total deposits was 53.2%, compared with 60.4% as of December 31, 1998 and 64.6% as of June 30, 1998. Deposits as of June 30, 1999 had increased by $21,456,000 or 19.1% over the amount at December 31, 1998 and $27,644,000 or 26.0% greater than their levels of June 30, 1998. Approximately one-half of the amount of the increase in deposits during the 1999 period was attributable to the new Anderson branch, which had deposits of $11,500,000 as of June 30, 1999. The decline in the loan-to-deposit ratio for 1999 is generally the result of the volume of deposits growing faster than loans, as expected, in the new office.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base decreased by $104,000 since December 31, 1998 as the result of net income of $786,000 for the first six months of 1999, $55,000 added from the exercise of employee stock options, less the $945,000 change in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects.

         The Company and its banking subsidiary (the "Bank") are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution was to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The June 30, 1999 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                                            Total
                                                                                          Tier 1           Capital        Leverage
                                                                                          ------           -------        --------
Community First Bancorporation ..........................................                 18.4%             19.6%            9.8%
Community First Bank ....................................................                 17.9%             19.2%            9.5%
Minimum "well-capitalized" requirement ..................................                  6.0%             10.0%            5.0%
Minimum requirement .....................................................                  4.0%              8.0%            3.0%

Year 2000 Readiness Disclosure

         The Company was on schedule and had substantially completed its Year 2000 Preparedness Plan as of June 30, 1999. The plan had five phases: (1)
Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. These phases included the identification of critical systems and equipment potentially vulnerable to the Year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had been completed in large part before the end of the third quarter of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of certain critical dates. This testing was completed successfully, as scheduled, by June 30, 1999. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the Year 2000 has arrived.

         Through June 30, 1999, the Company's costs to address the Year 2000 Problem, excluding the cost of Company employees' time that may have been diverted from other activities, have been immaterial. Likewise excluded from the Company's estimate of costs to address the Year 2000 Problem are the costs of replacing or upgrading hardware or software items which were otherwise substantially technologically obsolete.

         The most reasonably likely worst case scenarios for the Company are that customers and some service providers may experience Year 2000 problems that make it difficult for them to meet their obligations to the Company in a timely fashion. Management of the Company does not believe that such problems would result in more than a temporary inconvenience.

         Management is of the opinion that the Company's systems and equipment are ready for the Year 2000 and anticipates no material adverse effect on the Company's business. Management is not aware of any material expenditures to be required in connection with its preparedness plan.

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

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 29, 1999, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of four directors to hold office for three-year terms:

                                                        SHARES VOTED
                                                        ------------
                                                                      AUTHORITY
         DIRECTORS                                  FOR               WITHHELD
         ---------                                  ---               --------

         R. Theo Harris, Sr.                    1,218,161                 0
         James E. McCoy                         1,218,161                 0
         James E. Turner                        1,218,161                 0
         Charles L. Winchester                  1,218,161                 0


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 1999 annual meeting: Larry S. Bowman - 2000, William M. Brown - 2000, John R. Hamrick - 2000, Frederick D. Shepherd, Jr. - 2000, Blake L. Griffith - 2001, Robert H. Edwards, Sr. - 2001, Gary V. Thrift - 2001.

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


                                    COMMUNITY FIRST BANCORPORATION

August 10, 1999                     /s/ Frederick D. Shepherd, Jr.
-----------------                   --------------------------------------------
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