Form 10QSB
period 1999-09-30
COMMUNITY FIRST BANCORP
filed 1999-11-05
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1999      Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        South Carolina                                  58-2322486
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

         Yes  [X]   No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,804,414 Shares Outstanding on October 31, 1999, excluding approximately 180,441 shares issuable pursuant to a 10% stock dividend declared October 21, 1999.

Transitional Small Business Format (Check one):  Yes [ ]  No  [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet ..................................     3
            Consolidated Statement of Income ............................     4
            Consolidated Statement of Comprehensive Income ..............     5
            Consolidated Statement of Changes in
                Shareholders' Equity ....................................     6
            Consolidated Statement of Cash Flows ........................     7
            Notes to Unaudited Consolidated Financial Statements ........     8

Item 2.     Management's Discussion and Analysis ........................   9-12

PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ............................     13

SIGNATURE ...............................................................     14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                 (Unaudited)
                                                                                                 September 30,          December 31,
                                                                                                      1999                  1998
                                                                                                      ----                  ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks .......................................................              $   2,102               $   3,320
     Federal funds sold ............................................................                 15,850                  14,150
     Securities available-for-sale .................................................                 54,436                  38,284
     Other investments .............................................................                    382                     345
     Loans .........................................................................                 72,897                  67,893
         Allowance for loan losses .................................................                   (940)                   (955)
                                                                                                  ---------               ---------
            Loans - net ............................................................                 71,957                  66,938
     Premises and equipment - net ..................................................                  3,503                   2,871
     Accrued interest receivable ...................................................                  1,300                     830
     Other assets ..................................................................                  1,033                     389
                                                                                                  ---------               ---------

            Total assets ...........................................................              $ 150,563               $ 127,127
                                                                                                  =========               =========

Liabilities
     Deposits
         Noninterest bearing .......................................................              $  16,119               $  14,798
         Interest bearing ..........................................................                119,257                  97,698
                                                                                                  ---------               ---------
            Total deposits .........................................................                135,376                 112,496
     Accrued interest payable ......................................................                  1,182                     966
     Other liabilities .............................................................                     64                      62
                                                                                                  ---------               ---------
            Total liabilities ......................................................                136,622                 113,524
                                                                                                  ---------               ---------

Shareholders' equity
     Common stock - no par value;
          10,000,000 shares authorized; issued and
          outstanding - 1,804,254 for 1999 and
          1,793,792 for 1998 .......................................................                 10,630                  10,569
     Retained earnings .............................................................                  4,263                   3,051
     Accumulated other comprehensive income ........................................                   (952)                    (17)
                                                                                                  ---------               ---------
            Total shareholders' equity .............................................                 13,941                  13,603
                                                                                                  ---------               ---------

            Total liabilities and shareholders' equity .............................              $ 150,563               $ 127,127
                                                                                                  =========               =========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                 (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                 Three Months                      Nine Months
                                                                                 ------------                      -----------
                                                                            1999            1998              1999             1998
                                                                            ----            ----              ----             ----
                                                                                   (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................           $1,596           $1,567           $4,692           $4,587
     Investment securities
     Taxable ...................................................              833              501            2,187            1,331
     Nontaxable ................................................                2                -                2                -
     Other investments .........................................                7                6               20               14
     Federal funds sold ........................................              238              194              798              734
                                                                           ------           ------           ------           ------
         Total interest income .................................            2,676            2,268            7,699            6,666
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100,000 and over ...........................              568              361            1,513            1,013
     Other deposits ............................................              904              801            2,750            2,356
                                                                           ------           ------           ------           ------
         Total interest expense ................................            1,472            1,162            4,263            3,369
                                                                           ------           ------           ------           ------

Net interest income ............................................            1,204            1,106            3,436            3,297
Provision for loan losses ......................................               78               65              173              190
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            1,126            1,041            3,263            3,107
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              114               98              303              271
     Credit life insurance commissions .........................               10               10               27               31
     Other income ..............................................               48               44              147              121
                                                                           ------           ------           ------           ------
         Total other income ....................................              172              152              477              423
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              328              265              992              798
     Net occupancy expense .....................................               34               33               88               79
     Furniture and equipment expense ...........................               55               43              168              142
     Other expense .............................................              206              178              602              503
                                                                           ------           ------           ------           ------
         Total other expenses ..................................              623              519            1,850            1,522
                                                                           ------           ------           ------           ------

Income before income taxes .....................................              675              674            1,890            2,008
Income tax expense .............................................              249              242              678              717
                                                                           ------           ------           ------           ------
Net income .....................................................           $  426           $  432           $1,212           $1,291
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.21           $ 0.22           $ 0.61           $ 0.66
     Net income, assuming dilution .............................             0.20             0.21             0.57             0.63

------------------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend to be effective December 15, 1999 and a two-for-one stock split effective July 31, 1998.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Comprehensive Income

                                                                                                   (Unaudited)
                                                                                            Period Ended September 30,
                                                                                            --------------------------
                                                                                   Three Months                    Nine Months
                                                                                   ------------                    -----------
                                                                                1999          1998            1999            1998
                                                                                ----          ----            ----            ----
                                                                                               (Dollars in thousands)

Net income ...........................................................          $426          $432          $ 1,212           $1,291
                                                                                ----          ----          -------           ------
Other comprehensive income (loss):
     Change in unrealized holding gains and
         losses on available-for-sale securities .....................            70           207           (1,459)             186
     Income tax expense (benefit) on other
         comprehensive income (loss) .................................            60            74             (524)              67
                                                                                ----          ----          -------           ------
            Total other comprehensive income (loss) ..................            10           133             (935)             119
                                                                                ----          ----          -------           ------
Comprehensive income (loss) ..........................................          $436          $565          $   277           $1,410
                                                                                ====          ====          =======           ======





































See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholder's Equity

                                                                          (Unaudited)

                                                                          Common Stock                     Accumulated
                                                                          ------------                        Other
                                                                  Number of                      Retained  Comprehensive
                                                                   Shares*        Amount         Earnings     Income         Total
                                                                   -------        ------         --------     ------         -----
                                                                                        (Dollars in thousands)

Balance, January 1, 1998 .................................        1,772,280        $10,479       $1,387       $ (16)       $ 11,850
Exercise of employee stock options .......................            6,116             30            -           -              30
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes ......................                -              -            -         119             119
Net income ...............................................                -              -        1,291           -           1,291
                                                                 ----------        -------       ------       -----        --------
Balance, September 30, 1998 ..............................        1,778,396        $10,509       $2,678       $ 103        $ 13,290
                                                                 ==========        =======       ======       =====        ========



Balance, January 1, 1999 .................................        1,793,792        $10,569       $3,051       $ (17)       $ 13,603
Exercise of employee stock options .......................           10,462             77            -           -              77
Costs associated with new stock option plan ..............                             (16)           -           -             (16)
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes ......................                -              -            -        (935)           (935)
Net income ...............................................                -              -        1,212           -           1,212
                                                                 ----------        -------       ------       -----        --------
Balance, September 30, 1999 ..............................        1,804,254        $10,630       $4,263       $(952)       $ 13,941
                                                                 ==========        =======       ======       =====        ========


* Adjusted for a two-for-one stock split effective July 31, 1998.

































See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                  (Unaudited)
                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                            1999              1998
                                                                                                            ----              ----
                                                                                                           (Dollars in thousands)
Operating Activities
     Net income ..............................................................................          $  1,212           $  1,291
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               173                190
            Depreciation .....................................................................               123                111
            Amortization of net loan fees and costs ..........................................                46                 37
            Securities accretion and premium amortization ....................................               (16)               (87)
            Increase in interest receivable ..................................................              (470)              (116)
            Increase in interest payable .....................................................               216                 69
            Decrease (increase) in prepaid expenses and other receviables ....................                22                (60)
            Increase in other accrued expenses ...............................................                 2                 80
            Disposals of premises and equipment ..............................................                 9                  -
            Gain on sale of other real estate ................................................               (10)                 -
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,307              1,515
                                                                                                        --------           --------

Investing activities
     Purchases of available-for-sale securities ..............................................           (25,191)           (42,913)
     Maturities of available-for-sale securities .............................................             7,596             38,685
     Purchases of other investments ..........................................................               (37)               (10)
     Net increase in loans made to customers .................................................            (5,380)            (4,131)
     Purchases of premises and equipment .....................................................              (764)            (1,218)
     Proceeds from sale of other real estate .................................................                10                  -
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (23,766)            (9,587)
                                                                                                        --------           --------

Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...................................            (1,220)             2,865
     Net increase in certificates of deposit and other
         time deposits .......................................................................            24,100             10,090
     Exercise of employee stock options, net of costs ........................................                61                 30
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            22,941             12,985
                                                                                                        --------           --------
Increase in cash and cash equivalents ........................................................               482              4,913
Cash and cash equivalents, beginning .........................................................            17,470             11,344
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 17,952           $ 16,257
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

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $4,047,000 for the nine months ended September 30, 1999, and was $3,300,000 for the nine months ended September 30, 1998. Income tax payments of $616,000 were made during the first nine months of 1999, and income tax payments of $767,000 were made in the 1998 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $1,459,000 during the 1999 period, a related shareholders' equity account decreased by $935,000 and the associated deferred income taxes changed by $524,000. During the 1998 period, non-cash valuation adjustments increased available-for-sale securities by $186,000, increased shareholders' equity by $119,000 and changed deferred income taxes by $67,000.

Nonperforming  Loans  - As  of  September  30,  1999,  there  were  $124,000  in
nonaccrual   loans   and   $26,000   in   loans   90  days  or  more   past  due
and still accruing.

Earnings Per Share - On October 21, 1999, the Company's Board of Directors declared a 10% stock dividend issuable December 15, 1999 to stockholders of record on November 1, 1999. Also, a two-for-one stock split was effected on July 31, 1998. All per share amounts have been retroactively adjusted to reflect these events.

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

                                                                                            (Unaudited)
                                                                                      Period Ended September 30,
                                                                          Three Months                          Nine Months
                                                                          ------------                          -----------
                                                                      1999               1998               1999               1998
                                                                      ----               ----               ----               ----
                                                                           (Dollars in thousands, except per share amounts)
Net income per share, basic
Numerator - net income .....................................        $      426        $      432        $    1,212        $    1,291
                                                                    ==========        ==========        ==========        ==========
Denominator
Weighted average common shares
issued and outstanding .....................................         1,982,593         1,956,236         1,977,924         1,954,605
                                                                    ==========        ==========        ==========        ==========
               Net income per share, basic .................        $      .21        $      .22        $      .61        $      .66
                                                                    ==========        ==========        ==========        ==========
Net income per share, assuming dilution
Numerator - net income .....................................        $      426        $      432        $    1,212        $    1,291
                                                                    ==========        ==========        ==========        ==========
Denominator
Weighted average common shares
issued and outstanding .....................................         1,982,593         1,956,236         1,977,924         1,954,605
Effect of dilutive stock options ...........................           157,777            96,661           161,001            87,468
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,140,370         2,052,897         2,138,925         2,042,073
                                                                    ==========        ==========        ==========        ==========
               Net income per share,
               assuming dilution ...........................        $      .20        $      .21        $      .57        $      .63
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

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $426,000, or $.21 per share, for the third quarter of 1999 and $1,212,000, or $.61 per share, for the first nine months of 1999. During 1998, the Company recorded net income of $432,000 or $.22 per share for the third quarter, and $1,291,000, or $.66 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 1999 was $.20 and $.57, respectively. For the comparable 1998 periods, net income per share, assuming dilution, was $.21 and $.63, respectively. Net income per share figures have been retroactively adjusted to reflect a 10% stock dividend declared October 21, 1999, payable December 15, 1999, and a two-for-one stock split effective July 31, 1998.

         Comprehensive income or loss incorporates into one measure all changes in the Company's equity resulting from recognized transactions and other economic events of the period other than transactions with owners in their capacities as owners. The major components of the Company's comprehensive income include net income (amounts stated above) and unrealized gains and losses on available-for-sale investment securities. Changes in unrealized gains and losses on investment securities primarily are a function of three variables: the size of the investment portfolio, fluctuations in the levels of market interest rates and the remaining maturity structure of the securities held. As the levels of market interest rates change, the market values of investment securities move in an inverse direction. If interest rates rise, the market values of securities would be expected to decline. Conversely, if interest rates fall, market values of securities would be expected to increase. Generally, the market values of securities with longer remaining maturities rise or fall more, in absolute dollar terms, than do securities with shorter remaining terms.

         During the first nine months of 1999, the Company invested heavily in available-for-sale securities, market interest rates increased and the average remaining maturity of the investment portfolio increased. The Company purchased longer term instruments during the period in response to significant deposit growth. As a result, the market values of the Company's investment securities declined significantly thus far in 1999 and comprehensive income was decreased by $935,000 during the 1999 nine-month period. More recently, however, interest rates have been more stable to somewhat lower and the Company slowed its pace of acquiring available-for-sale securities , Consequently, the Company recorded other comprehensive income of $10,000 for the three months ended September 30, 1999.

         For the nine and three month periods of 1998, other comprehensive income totaled $119,000 and $133,000, respectively, primarily as a result of decreasing interest rates and a significant volume of refinancing activity by the issuers of securities that the Company held in its investment portfolio.

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (loans, securities, federal funds sold and other investments), less the interest expense incurred on interest bearing liabilities (interest bearing deposits), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yield, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income.

         For the first nine months of 1999, FTE net interest income was $3,437,000, an increase of $140,000 or 4.3% over the results for the same period of 1998. This increase resulted primarily from a large increase in the average amount of investment securities held during the 1999 period, a small increase in the average rate earned on those investments, a slight increase in the average amount of loans outstanding, and a significant reduction in the interest rates the Company pays for interest bearing transaction accounts and savings accounts. These positive factors were offset to a large degree, however, by the effects of interest incurred on significantly increased amounts of time deposit liabilities obtained in the 1999 period.

         Average investment securities held during the first nine months of 1999 were $47,698,000, representing an increase of $18,497,000, or 63.3%, over the average amount held during the same 1998 period. The average rate earned increased to 6.14% for the 1999 period, compared with 6.09% for the 1998 period. The average rate incurred on interest bearing transaction accounts during the 1999 nine month period was 3.08%, compared with 4.63% for the same period of 1998. The rate incurred for savings deposits decreased in the 1999 period to 3.55%, compared with 3.89% for the 1998 nine month period. Average time deposits were $77,745,000 for the nine months ended September 30, 1999, compared with an average amount of such deposits totaling $53,294,000 for the same period of 1998.

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

         During the first six months of 1999, the majority of business obtained from the new Anderson County operation has been the acquisition of deposit liabilities. The Company has invested these deposits primarily in investment securities until it can make loans using prudent underwriting practices. Growth in deposits has been much more rapid than has growth in the higher-yielding loan categories. Management expects to continue to utilize such strategies during the remainder of 1999. The Company filed applications with regulatory agencies in October, 1999 seeking approval to construct and open a new branch office in the Town of Williamston in Anderson County, South Carolina.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $78,000 for the third quarter of 1999 compared with $65,000 for the third quarter of 1998. The provision totaled $173,000 for the first nine months of 1999 compared with $190,000 for the comparable period of 1998. At September 30, 1999, the allowance for loan losses was 1.29% of loans, compared with 1.41% of loans at December 31, 1998. During the 1999 nine-month period, net charge-offs totaled $188,000, compared with $35,000 charged off during the same period of 1998. As of September 30, 1999, there were $124,000 in nonaccrual loans and $26,000 in loans which were over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 1999 is $5,000 less than the amount noted at September 30, 1998 and $242,000 less than the amount of nonaccrual loans noted as of December 31, 1998. The majority of the nonaccrual loans are secured by real estate or other collateral. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 1999.

Noninterest Income

         Noninterest income totaled $172,000 for the third quarter of 1999, compared with $152,000 for the 1998 quarter. Noninterest income was $477,000 for the first nine months of 1999 and $423,000 for the same 1998 period. The higher noninterest income in 1999 was attributable primarily to increased fees derived from charges assessed against deposit accounts, fees for card-based services, including credit card fees and fees for ATM usage, and a $10,000 gain from the sale of other real estate. No securities gains or losses were realized in either the 1999 or 1998 periods.

Noninterest Expenses

         Noninterest expenses totaled $623,000 for the third quarter of 1999, compared with $519,000 for the 1998 period, representing an increase of $104,000 or 20.0%. Noninterest expenses were $1,850,000 for the first nine months of 1999 compared with $1,522,000 for the same period of 1998. Salaries and employee benefits for the 1999 quarter totaled $328,000, an increase of $63,000 or 23.8% more than in the 1998 three month period. For the first nine months of 1999, salaries and employee benefits totaled $992,000 representing an increase of $194,000 or 24.3% over the same period of 1998. This increase resulted largely from wages, salaries and employee benefits costs associated with the opening of the new branch office in Anderson, South Carolina. However, during the 1999 nine-month period, only $10,000 was accrued toward year-end incentive bonuses, compared with a $90,000 accrual in the same 1998 period. Occupancy and furniture and equipment expenses for the third quarter of 1999 totaled $89,000, an increase of $13,000, or 17.1% compared with the same period of 1998, primarily resulting from higher depreciation, equipment maintenance and repair costs. Other expenses for the 1999 three-month period totaled $206,000 and were $28,000 more than in 1998. For the 1999 nine-month period, other expenses increased by $99,000, or 19.7%, over the 1998 amount to $602,000. These expenses also increased primarily due to expenses incurred to open and operate the new Anderson branch. In addition, the Company recorded the effects that higher account volumes have on processing costs including credit card and ATM card fees paid and costs associated with obtaining internal operating supplies. Other increased expenses included higher fees paid to the Company's Board of Directors (increase of $17,000 over the 1998 nine-month expense amount) and expenses for the Company's Board of Directors and personnel to attend a strategic planning meeting (increase of $11,000 over the 1998 nine-month amount).

         Management anticipates that the opening of the new Anderson Branch office will continue to result in higher amounts of noninterest expenses during 1999, and thus depress earnings performance as compared with 1998. Furthermore, if approved by regulatory authorities, the new branch expansion into the Town of Williamston in Anderson County, South Carolina during the year 2000 is expected initially to have a negative effect on earnings.

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

         As of September 30, 1999, the ratio of loans to total deposits was 53.8%, compared with 60.4% as of December 31, 1998 and 66.4% as of September 30, 1998. Deposits as of September 30, 1999 had increased by $22,880,000 or 20.3% over the amount at December 31, 1998 and $30,131,000 or 28.6% over their levels of September 30, 1998. Approximately one-half of the amount of the increase in deposits during the 1999 period was attributable to the new Anderson branch, which had deposits of $14,000,000 as of September 30, 1999, of which $12,500,000 was in certificates of deposit. The decline in the loan-to-deposit ratio for 1999 is generally the result of the volume of deposits growing faster than loans, as expected, in the new office.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $338,000 since December 31, 1998 as the result of net income of $1,212,000 for the first nine months of 1999, $61,000 added from the exercise of employee stock options, less the $935,000 change in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects.

         The Company and its banking subsidiary (the "Bank") are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions would be mandated.

         The September 30, 1999 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                              Tier 1       Capital     Leverage
                                              ------       -------     --------
Community First Bancorporation ............    18.6%        19.7%         9.8%
Community First Bank ......................    18.1%        19.3%         9.6%
Minimum "well-capitalized" requirement ....     6.0%        10.0%         5.0%
Minimum requirement .......................     4.0%         8.0%         3.0%

Year 2000 Readiness Disclosure

         The Company was on schedule and had substantially completed its Year 2000 Preparedness Plan as of September 30, 1999. The plan had five phases: (1)
Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. These phases included the identification of critical systems and equipment potentially vulnerable to the Year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had been completed in large part before the end of the third quarter of 1998. The validation portion of the plan called for the actual testing of systems and equipment as of certain critical dates. This testing was completed successfully, as scheduled, by June 30, 1999. Finally, the implementation phase, which requires addressing any remaining problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the Year 2000 has arrived.

         Through September 30, 1999, the Company's costs to address the Year 2000 Problem, excluding the cost of Company employees' time that may have been diverted from other activities, have been immaterial. Likewise excluded from the Company's estimate of costs to address the Year 2000 Problem are the costs of replacing or upgrading hardware or software items which were otherwise substantially technologically obsolete.

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

November 5, 1999           /s/ Frederick D. Shepherd, Jr.
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