Form 10KSB
period 1999-12-31
COMMUNITY FIRST BANCORP
filed 2000-03-22
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999     Commission File Number 29640

                         COMMUNITY FIRST BANCORPORATION
                 (Name of Small Business Issuer in its Charter)

         South Carolina                                   58-2322486
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

            3685 Blue Ridge Boulevard, Walhalla, South Carolina 29691
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 638-2105

Securities Registered Under Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities Registered Under Section 12(g) of the Act:

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

         State issuer's revenues for the most recent fiscal year.  $11,063,914

         The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 1, 2000, was approximately $26,783,290. As of March 1, 2000, there were 2,003,496 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 1999 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      8
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................      9
Item 8   Changes In and Disagreements with Accountants ..................
           on Accounting and Financial Disclosure .......................      9
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management .      *
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................     10

* Incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders

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

Item 1.  Description of Business

                              FORM OF ORGANIZATION

         Community First Bancorporation (the "Company") is a South Carolina corporation and a bank holding company incorporated on May 23, 1997. The Company commenced operations on October 16, 1997, upon effectiveness of the acquisition of Community First Bank (the "Bank") as a wholly owned subsidiary. The principal business of the Company is ownership and operation of the Bank.

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990. The Bank operates from its offices in Walhalla, Seneca and Anderson, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina; and the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina. The Bank also plans to open an office later in 2000 at 208 East Main Street in Williamston, South Carolina.

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

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of extensions of credit to businesses and individuals in its service areas within Oconee and Anderson Counties of South Carolina. The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include set limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

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

         As of December 31, 1999, local governmental deposits comprised approximately 27% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 1999, the Company employed 42 people.

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

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. The Bank's primary competitors in its Oconee County market area are thirteen other banks and branches of banks and six savings and loan associations and branches and one credit union branch. The Bank's primary competitors in its Anderson County market area are twenty-six banks and branches of banks, five savings institution branches and seven credit union branches. Additionally, in the conduct of certain banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide. The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors. The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

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

         As discussed below under the caption "Recent Legislation", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither the Company nor the Bank has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Bank as they currently operate.

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

         As discussed below under "Recent Legislation", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

         In addition to regulation by the Federal Reserve under the BHCA, the Company is also subject to supervision and regulation by the State Board. The Company must provide the State Board with information with respect to its financial condition, operations, management, and inter-company relationships of the Company and its subsidiaries. The State Board may also require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may make examinations of the Company and its subsidiaries.

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

         The Company's and the Bank's December 31, 1999 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment is based on deposit balances and will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Item 2.  Description of Property

         (a) The Bank owns in fee simple with no major encumbrances, the real property where its main and branch offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; and 4002 Clemson Boulevard in Anderson, South Carolina. The Bank also owns in fee simple real property at 208 East Main Street in Williamston, South Carolina, where it plans to open a branch in a temporary facility later in 2000. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note H to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 1999 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 1999 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Management of the Company -- Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

          The information set forth under the caption "Certain Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.(from              Description
    item 601 of
    Regulation S-B)

         3.1 Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998)

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1999

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule

(b) No Reports on Form 8-K were filed during the year ended December 31, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANK

                                   s/Frederick D. Shepherd, Jr.
Date: March  16, 2000           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date


-------------------------------                  Vice Chairman and Director                       March __, 2000
(Larry S. Bowman)

s/William M. Brown
-------------------------------                  Director and Secretary                           March 16, 2000
(William M. Brown)

 s/Robert H. Edwards
-------------------------------                  Director                                         March 16, 2000
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 16, 2000
(Blake L. Griffith)


-------------------------------                  Director                                         March __, 2000
(John R. Hamrick)

s/R. Theo Harris, Sr.
-------------------------------                  Director                                         March 16, 2000
(R. Theo Harris, Sr.)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 16, 2000
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 16, 2000
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 16, 2000
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 16, 2000
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 16, 2000
(Charles L. Winchester)

                                  EXHIBIT INDEX


         3.1 Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998)

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1999

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule