Form 10QSB
period 2000-03-31
COMMUNITY FIRST BANCORP
filed 2000-05-11
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2000          Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          South Carolina                                  58-2322486
 -------------------------------              ---------------------------------
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

         Yes  [X]  No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,901,446 Shares Outstanding on April 30, 2000.

Transitional Small Business Format (Check one):  Yes [ ]      No   [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ..................................     3
             Consolidated Statement of Income ............................     4
             Consolidated Statement of Changes in Shareholders' Equity ...     5
             Consolidated Statement of Cash Flows ........................     6
             Notes to Unaudited Consolidated Financial Statements ........   7-8

Item 2.      Management's Discussion and Analysis ........................  9-10

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ............................    11

SIGNATURE ................................................................    12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                     March 31,          December 31,
                                                                                                        2000                1999
                                                                                                        ----                ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...........................................................            $   2,910             $   4,555
     Federal funds sold ................................................................               18,440                12,410
     Securities available-for-sale .....................................................               55,842                54,178
     Other investments .................................................................                  386                   382
     Loans .............................................................................               81,244                76,158
         Allowance for loan losses .....................................................                 (995)                 (943)
                                                                                                    ---------             ---------
            Loans - net ................................................................               80,249                75,215
     Premises and equipment - net ......................................................                4,263                 4,263
     Accrued interest receivable .......................................................                1,357                 1,192
     Other assets ......................................................................                1,449                 1,388
                                                                                                    ---------             ---------

            Total assets ...............................................................            $ 164,896             $ 153,583
                                                                                                    =========             =========

Liabilities
     Deposits
         Noninterest bearing ...........................................................            $  19,128             $  16,908
         Interest bearing ..............................................................              130,316               121,710
                                                                                                    ---------             ---------
            Total deposits .............................................................              149,444               138,618
     Accrued interest payable ..........................................................                1,073                 1,180
     Other liabilities .................................................................                  222                    49
                                                                                                    ---------             ---------
            Total liabilities ..........................................................              150,739               139,847
                                                                                                    ---------             ---------

Shareholders' equity
     Common stock - no par  value: 10,000,000 shares authorized;
         issued and outstanding - 2,004,210 for 2000 and 2,002,699
         for 1999 ......................................................................               14,262                14,255
     Retained earnings .................................................................                1,553                 1,110
     Accumulated other comprehensive income ............................................               (1,658)               (1,629)
                                                                                                    ---------             ---------
            Total shareholders' equity .................................................               14,157                13,736
                                                                                                    ---------             ---------

            Total liabilities and shareholders' equity .................................            $ 164,896             $ 153,583
                                                                                                    =========             =========





See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                               (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                      2000                   1999
                                                                                                      ----                   ----
                                                                                                       (Dollars in thousands,
                                                                                                          except per share)
Interest Income
     Loans, including fees .......................................................                   $1,674                   $1,531
     Securities
       Taxable ...................................................................                      887                      649
       Tax-exempt ................................................................                        2                        -
     Other investments ...........................................................                        8                        7
     Federal funds sold ..........................................................                      364                      271
                                                                                                     ------                   ------
         Total interest income ...................................................                    2,935                    2,458
                                                                                                     ------                   ------

Interest expense
     Time deposits $100,000 and over .............................................                      558                      435
     Other deposits ..............................................................                    1,103                      926
                                                                                                     ------                   ------
         Total interest expense ..................................................                    1,661                    1,361
                                                                                                     ------                   ------

Net interest income ..............................................................                    1,274                    1,097
Provision for loan losses ........................................................                       77                       25
                                                                                                     ------                   ------
Net interest income after provision ..............................................                    1,197                    1,072
                                                                                                     ------                   ------

Other income
     Service charges on deposit accounts .........................................                      108                       83
     Credit life insurance commissions ...........................................                       12                       10
     Other income ................................................................                       51                       44
                                                                                                     ------                   ------
         Total other income ......................................................                      171                      137
                                                                                                     ------                   ------

Other expenses
     Salaries and employee benefits ..............................................                      354                      310
     Net occupancy expense .......................................................                       43                       27
     Furniture and equipment expense .............................................                       62                       58
     Other expense ...............................................................                      226                      209
                                                                                                     ------                   ------
         Total other expenses ....................................................                      685                      604
                                                                                                     ------                   ------

Income before income taxes .......................................................                      683                      605
Income tax expense ...............................................................                      240                      215
                                                                                                     ------                   ------
Net income .......................................................................                   $  443                   $  390
                                                                                                     ======                   ======

Per share*
     Net income ..................................................................                   $ 0.22                   $ 0.20
     Net income, assuming dilution ...............................................                     0.21                     0.18

------------------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective December 15, 1999.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                              (Unaudited)

                                                              Common Stock
                                                        ------------------------                        Accumulated
                                                        Number of                        Retained   Other Comprehensive
                                                         Shares           Amount         Earnings         Income             Total
                                                         ------           ------         --------         ------             -----
                                                                              (Dollars in thousands)

Balance, January 1, 1999 .........................       1,793,792       $  10,569       $   3,051       $     (17)       $  13,603
                                                                                                                          ---------
Comprehensive income:
    Net income ...................................               -               -             390               -              390
    Change in unrealized holding gains
      and losses on available-for-sale
      securities, net of income taxes ............               -               -               -            (275)            (275)
                                                                                                                          ---------
    Total comprehensive income ...................               -               -               -               -              115
                                                                                                                          ---------
Exercise of employee stock options ...............             404               3               -               -                3
                                                         ---------       ---------       ---------       ---------        ---------
Balance, March 31, 1999 ..........................       1,794,196       $  10,572       $   3,441       $    (292)       $  13,721
                                                         =========       =========       =========       =========        =========



Balance, January 1, 2000 .........................       2,002,699       $  14,255       $   1,110       $  (1,629)       $  13,736
                                                                                                                          ---------
Comprehensive income:
    Net income ...................................               -               -             443               -              443
    Change in unrealized holding gains
      and losses on available-for-sale
      securities, net of income taxes ............               -               -               -             (29)             (29)
                                                                                                                          ---------
    Total comprehensive income ...................               -               -               -               -              414
                                                                                                                          ---------
Exercise of employee stock options ...............           1,511               7               -               -                7
                                                         ---------       ---------       ---------       ---------        ---------
Balance, March 31, 2000 ..........................       2,004,210       $  14,262       $   1,553       $  (1,658)       $  14,157
                                                         =========       =========       =========       =========        =========
























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         2000                 1999
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Operating Activities
     Net income ..........................................................................            $    443             $    390
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................                  77                   25
            Depreciation .................................................................                  54                   42
            Amortization of net loan fees and costs ......................................                  22                   15
            Securities accretion and premium amortization ................................                   -                   (6)
            Increase in interest receivable ..............................................                (165)                (271)
            Decrease in interest payable .................................................                (107)                 (16)
            Decrease in prepaid expenses .................................................                   2                   44
            Increase in other accrued expenses ...........................................                 173                  128
            Disposals of premises and equipment ..........................................                   -                    9
                                                                                                      --------             --------
                Net cash provided by operating activities ................................                 499                  360
                                                                                                      --------             --------

Investing activities
     Purchases of available-for-sale securities ..........................................              (1,974)              (6,000)
     Maturities of available-for-sale securities .........................................                 264                  685
     Purchases of other investments ......................................................                  (4)                 (37)
     Net increase in loans made to customers .............................................              (5,179)              (3,340)
     Purchases of premises and equipment .................................................                 (54)                (132)
                                                                                                      --------             --------
                Net cash used by investing activities ....................................              (6,947)              (8,824)
                                                                                                      --------             --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................              16,323                7,916
     Net (decrease) increase in certificates of deposit and other
         time deposits ...................................................................              (5,497)               8,689
     Exercise of employee stock options ..................................................                   7                    3
                                                                                                      --------             --------
                Net cash provided by financing activities ................................              10,833               16,608
                                                                                                      --------             --------
Increase in cash and cash equivalents ....................................................               4,385                8,144
Cash and cash equivalents, beginning .....................................................              16,965               17,470
                                                                                                      --------             --------
Cash and cash equivalents, ending ........................................................            $ 21,350             $ 25,614
                                                                                                      ========             ========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                       2000                1999
                                                       ----                ----
                                                       (Dollars in thousands)

Net income ...............................................     $ 443      $ 390
                                                               -----      -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale ....................       (46)      (430)
         securities
     Income tax expense (benefit) on other
         comprehensive income (loss) .....................       (17)      (155)
                                                               -----      -----
            Total other comprehensive income (loss) ......       (29)      (275)
                                                               -----      -----
Comprehensive income .....................................     $ 414      $ 115
                                                               =====      =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,768,000 for the three months ended March 31, 2000, and was $1,377,000 for the three months ended March 31, 1999. Income tax payments of $21,000 were made during the first three months of 2000, and income tax payments of $20,000 were made in the 1999 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $46,000 during the 2000 period, a related shareholders' equity account decreased by $29,000 and the associated deferred income taxes changed by $17,000. During the 1999 period, non-cash valuation adjustments decreased available-for-sale securities by $430,000, decreased shareholders' equity by $275,000 and changed deferred income taxes by $155,000. A non-cash transfer of $46,000 was made from loans to other real estate owned during the first quarter of 2000.

Nonperforming Loans - As of March 31, 2000, there were $276,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to a 10% stock dividend effective December 15, 1999. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                               (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                      2000                  1999
                                                                                                      ----                  ----
                                                                                                         (Dollars in thousands,
                                                                                                        except per share amounts)

Net income per share, basic
Numerator - net income .............................................................              $      443              $      390
                                                                                                  ==========              ==========
Denominator
    Weighted average common shares issued and outstanding ..........................               2,003,347               1,973,255
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .22              $      .20
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $      443              $      390
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               2,003,347               1,973,255
    Effect of dilutive stock options ...............................................                 146,438                 163,745
                                                                                                  ----------              ----------
               Total shares ........................................................               2,149,785               2,137,000
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .21              $      .18
                                                                                                  ==========              ==========

Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $443,000 or $.22 per share for the first quarter of 2000. These results are $53,000, or $.02 per share, more than net income of $390,000 or $.20 per share for the first quarter of 1999. Net income per share, assuming dilution was $.21 for the 2000 period and $.18 for the comparable period of 1999. Net income per share figures for 1999 have been retroactively adjusted to reflect a ten percent stock dividend effective December 15, 1999.

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2000, net interest income was $1,274,000, an increase of $177,000 or 16.1% over the first quarter of 1999. The increase in net interest income is attributable primarily to the positive effects of higher volumes of interest earning assets in 2000, offset somewhat by the effects of increased amounts of interest bearing liabilities and higher rates paid for such liabilities in the 2000 period. Average interest earning assets during the 2000 period were $162,516,000, an increase of $25,372,000 or 18.5% over the comparable period of 1999. Average interest bearing liabilities during the 2000 period were $136,493,000, representing an increase of $22,097,000 or 19.3% over the amount for the same period of 1999. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2000 was 2.37%, a decrease of 5 basis points from the 2.42% noted for the same period of 1999. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.15% for the first quarter of 2000, a decrease of 9 basis points from the 3.24% for the first three months of 1999.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. The Anderson County, South Carolina market represents a relatively new undertaking by the Company. A branch office opened in a temporary facility in the City of Anderson on January 4, 1999 with the permanent office opening November 30, 1999. The Company has secured a site for a second branch office in Anderson County in the Town of Williamston. Management expects to begin operating in Williamston late in the second quarter of 2000.

Provision and Allowance for Loan Losses

         The provision for loan losses was $77,000 for the first three months of 2000, compared with $25,000 for the comparable period of 1999. At March 31, 2000, the allowance for loan losses was 1.22% of loans, compared with 1.24% of loans at December 31, 1999. During the 2000 three month period, net charge-offs totaled $25,000, compared with $14,000 in net charge offs during the same period of 1999. As of March 31, 1999, there were $276,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The amount of nonaccrual loans at March 31, 2000 is $66,000 less than the amount at March 31, 1999 and $67,000 more than the amount of nonaccrual loans as of December 31, 1999.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2000.

Noninterest Income

         Noninterest income totaled $171,000 for the first quarter of 2000, compared with $137,000 for the 1999 quarter. The higher noninterest income in

2000 was attributable primarily to increased service charges on deposit accounts. There were no realized securities gains or losses in either the 2000 or 1999 periods.

Noninterest Expenses

         Noninterest expenses totaled $685,000 for the first quarter of 2000, compared with $604,000 for 1999, representing an increase of $81,000 or 13.4%. Salaries and employee benefits increased by $44,000, or 14.2%, to $354,000 for the 2000 period. This increase resulted from normal salary increases, which are granted from time to time and increases in the number of employees (40 in 2000 compared with 38 in 1999) associated with the Company's growth. Occupancy and furniture and equipment expenses for 2000 increased by $20,000 compared with 1999 primarily as a result of higher depreciation, equipment maintenance and repair costs resulting from the Anderson County expansion and occupancy of the permanent facility. Other expenses for the 2000 period were $17,000 greater than in 1999 primarily due to higher expenses for correspondent bank services and card-based services transaction costs.

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

         As of March 31, 2000, the ratio of loans to total deposits was 54.4%, compared with 54.9% as of December 31, 1999 and 55.2% as of March 31, 1999. Deposits as of March 31, 2000 were $10,826,000 or 7.8% greater than at December 31, 1999 and $20,343,000 or 15.8% greater than their levels of March 31, 1999. The growth in deposit liabilities is attributable to the Company's aggressive marketing strategies, particularly in the relatively new Anderson County market.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $421,000 since December 31, 1999 as the result of net income of $443,000 for the first three months of 2000, $7,000 added from the exercise of employee stock options, less a $29,000 change in unrealized losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2000 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                               Total
                                                   Tier 1     Capital   Leverage
                                                   ------     -------   --------
Community First Bancorporation .................    17.6%      18.7%        9.2%
Community First Bank ...........................    17.1%      18.2%        9.0%
Minimum "well-capitalized" requirement .........     6.0%      10.0%        5.0%
Minimum requirement ............................     4.0%       8.0%        3.0%

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

May 10, 2000               /s/ Frederick D. Shepherd, Jr.
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