Form 10QSB
period 2000-06-30
COMMUNITY FIRST BANCORP
filed 2000-08-11
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2000           Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         South Carolina                                  58-2322486
---------------------------                      -------------------------
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

         Yes   [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,909,833 Shares Outstanding on July 31, 2000.

Transitional Small Business Format (Check one):  Yes [ ]      No  [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet .................................  3
              Consolidated Statement of Income ...........................  4
              Consolidated Statement of Changes in Shareholders' Equity ..  5
              Consolidated Statement of Cash Flows .......................  6
              Notes to Unaudited Consolidated Financial Statements .......  7-8

Item 2.       Management's Discussion and Analysis .......................  9-12

PART II -     OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders ........  13

Item 6.       Exhibits and Reports on Form 8-K ...........................  13

SIGNATURE ................................................................  14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                  (Unaudited)
                                                                                                    June 30,          December 31,
                                                                                                       2000                  1999
                                                                                                       -----                 ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .........................................................             $   2,991              $   4,555
     Federal funds sold ..............................................................                 6,530                 12,410
     Securities available-for-sale ...................................................                55,660                 54,178
     Other investments ...............................................................                   386                    382
     Loans ...........................................................................                86,562                 76,158
         Allowance for loan losses ...................................................                (1,000)                  (943)
                                                                                                   ---------              ---------
            Loans - net ..............................................................                85,562                 75,215
     Premises and equipment - net ....................................................                 4,314                  4,263
     Accrued interest receivable .....................................................                 1,272                  1,192
     Other assets ....................................................................                 1,452                  1,388
                                                                                                   ---------              ---------

            Total assets .............................................................             $ 158,167              $ 153,583
                                                                                                   =========              =========

Liabilities
     Deposits
         Noninterest bearing .........................................................             $  18,260              $  16,908
         Interest bearing ............................................................               125,925                121,710
                                                                                                   ---------              ---------
            Total deposits ...........................................................               144,185                138,618
     Accrued interest payable ........................................................                 1,165                  1,180
     Other liabilities ...............................................................                    26                     49
                                                                                                   ---------              ---------
            Total liabilities ........................................................               145,376                139,847
                                                                                                   ---------              ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares
         authorized;  issued  and outstanding - 1,909,619
         for 2000 and 2,002,699 for 1999 .............................................                12,417                 14,255
     Retained earnings ...............................................................                 1,991                  1,110
     Accumulated other comprehensive income ..........................................                (1,617)                (1,629)
                                                                                                   ---------              ---------
            Total shareholders' equity ...............................................                12,791                 13,736
                                                                                                   ---------              ---------

            Total liabilities and shareholders' equity ...............................             $ 158,167              $ 153,583
                                                                                                   =========              =========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                   (Unaudited)
                                                                                               Period Ended June 30,
                                                                                               ---------------------
                                                                                 Three Months                      Six Months
                                                                                 ------------                      ----------
                                                                             2000            1999             2000             1999
                                                                             ----            ----             ----             ----
                                                                                     (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................           $1,834           $1,565           $3,508           $3,096
     Securities
     Taxable ...................................................              895              705            1,782            1,354
     Tax-exempt ................................................                3                -                5                -
     Other investments .........................................                7                6               15               13
     Federal funds sold ........................................              167              289              531              560
                                                                           ------           ------           ------           ------
         Total interest income .................................            2,906            2,565            5,841            5,023
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100M and over ..............................              552              510            1,110              945
     Other deposits ............................................            1,067              920            2,170            1,846
                                                                           ------           ------           ------           ------
         Total interest expense ................................            1,619            1,430            3,280            2,791
                                                                           ------           ------           ------           ------

Net interest income ............................................            1,287            1,135            2,561            2,232
Provision for loan losses ......................................              105               70              182               95
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            1,182            1,065            2,379            2,137
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              129              106              237              189
     Credit life insurance commissions .........................               20                7               32               17
     Other income ..............................................               60               55              111               99
                                                                           ------           ------           ------           ------
         Total other income ....................................              209              168              380              305
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              352              354              706              664
     Net occupancy expense .....................................               44               27               87               54
     Furniture and equipment expense ...........................               65               55              127              113
     Other expense .............................................              233              187              459              396
                                                                           ------           ------           ------           ------
         Total other expenses ..................................              694              623            1,379            1,227
                                                                           ------           ------           ------           ------

Income before income taxes .....................................              697              610            1,380            1,215
Income tax expense .............................................              259              214              499              429
                                                                           ------           ------           ------           ------
Net income .....................................................           $  438           $  396           $  881           $  786
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.23           $ 0.20           $ 0.45           $ 0.40
     Net income, assuming dilution .............................             0.21             0.19             0.42             0.37

------------------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective December 15, 1999.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                 (Unaudited)

                                                                  Common Stock
                                                                  ------------                            Accumulated
                                                           Number of                       Retained    Other Comprehensive
                                                            Shares         Amount          Earnings          Income          Total
                                                            ------         ------          --------          ------          -----
                                                                                    (Dollars in thousands)

Balance, January 1, 1999 ............................      1,793,792      $   10,569      $    3,051     $      (17)     $   13,603
                                                                                                                         ----------

Comprehensive income:
    Net income ......................................              -               -             786              -             786
    Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .................              -               -               -           (945)           (945)
                                                                                                                         ----------
    Total comprehensive income ......................              -               -               -              -            (159)
                                                                                                                         ----------
Exercise of employee stock options ..................          7,106              55               -              -              55
                                                          ----------      ----------      ----------     ----------      ----------
Balance, June 30, 1999 ..............................      1,800,898      $   10,624      $    3,837     $     (962)     $   13,499
                                                          ==========      ==========      ==========     ==========      ==========



Balance, January 1, 2000 ............................      2,002,699      $   14,255      $    1,110     $   (1,629)     $   13,736
                                                                                                                         ----------

Comprehensive income:
    Net income ......................................              -               -             881              -             881
    Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .................              -               -               -             12              12
                                                                                                                         ----------
    Total comprehensive income ......................              -               -               -              -             893
                                                                                                                         ----------
Repurchase and cancellation of common stock .........       (110,000)         (1,900)              -              -          (1,900)
Exercise of employee stock options ..................         16,920              62               -              -              62
                                                          ----------      ----------      ----------     ----------      ----------
Balance, June 30, 2000 ..............................      1,909,619      $   12,417      $    1,991     $   (1,617)     $   12,791
                                                          ==========      ==========      ==========     ==========      ==========



















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                           2000                1999
                                                                                                           ----                ----
                                                                                                           (Dollars in thousands)
Operating Activities
     Net income ............................................................................           $    881            $    786
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                182                  95
            Depreciation ...................................................................                109                  82
            Amortization of net loan fees and costs ........................................                 43                  32
            Securities accretion and premium amortization ..................................                 (3)                (15)
            Increase in interest receivable ................................................                (80)               (272)
            (Decrease) increase in interest payable ........................................                (15)                124
            (Increase) decrease in prepaid expenses and other assets .......................                (24)                 24
            Decrease in other accrued expenses .............................................                (23)                 (1)
            Disposals of premises and equipment ............................................                  -                   9
            Gain on sale of other real estate ..............................................                  -                 (10)
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,070                 854
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................             (1,974)            (21,022)
     Maturities of available-for-sale securities ...........................................                513               6,684
     Purchases of other investments ........................................................                 (4)                (37)
     Net increase in loans made to customers ...............................................            (10,618)             (3,529)
     Purchases of premises and equipment ...................................................               (160)               (340)
     Proceeds from sale of other real estate ...............................................                  -                  10
                                                                                                       --------            --------
                Net cash used by investing activities ......................................            (12,243)            (18,234)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              9,421               1,643
     Net (decrease) increase in certificates of deposit and other
         time deposits .....................................................................             (3,854)             19,813
     Exercise of employee stock options ....................................................                 62                  55
     Repurchase and cancellation of common stock ...........................................             (1,900)                  -
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              3,729              21,511
                                                                                                       --------            --------
(Decrease) increase in cash and cash equivalents ...........................................             (7,444)              4,131
Cash and cash equivalents, beginning .......................................................             16,965              17,470
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $  9,521            $ 21,601
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                     (Unaudited)
                                                                                               Period Ended June 30,
                                                                                               ---------------------
                                                                                  Three Months                      Six Months
                                                                                  ------------                      ----------
                                                                              2000            1999              2000            1999
                                                                              ----            ----              ----            ----
                                                                                               (Dollars in thousands)

Net income ...........................................................        $   438        $   396         $   881        $   786
                                                                              -------        -------         -------        -------
Other comprehensive income (loss):
     Change in unrealized holding gains and
         losses on available-for-sale securities .....................             64         (1,099)             18         (1,529)
     Income tax expense (benefit) on other
         comprehensive income (loss) .................................             23           (429)              6           (584)
                                                                              -------        -------         -------        -------
            Total other comprehensive income (loss) ..................             41           (670)             12           (945)
                                                                              -------        -------         -------        -------
Comprehensive income (loss) ..........................................        $   479        $  (274)        $   893        $  (159)
                                                                              =======        =======         =======        =======

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $3,295,000 for the six months ended June 30, 2000, and was
$2,667,000 for the six months ended June 30, 1999. Income tax payments of $521,000 were made during the first six months of 2000, and income tax payments of $369,000 were made in the 1999 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $18,000 during the 2000 period, a related shareholders' equity account increased by $12,000 and the associated deferred income taxes changed by $6,000. During the 1999 period, non-cash valuation adjustments decreased available-for-sale securities by $1,529,000, decreased shareholders' equity by $945,000 and changed deferred income taxes by $584,000. A non-cash transfer of $46,000 was made from loans to other real estate owned during the first six months of 2000.

Nonperforming Loans - As of June 30, 2000, there were $298,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

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

                                                                                               (Unaudited)
                                                                                          Period Ended June 30,
                                                                                          ---------------------
                                                                              Three Months                       Six Months
                                                                              ------------                       ----------
                                                                        2000             1999             2000               1999
                                                                        ----             ----             ----               ----
                                                                             (Dollars in thousands, except per share amounts)

Net income per share, basic
Numerator - net income .....................................        $      438        $      396        $      881        $      786
                                                                    ==========        ==========        ==========        ==========
Denominator
Weighted average common shares
issued and outstanding .....................................         1,928,671         1,977,821         1,966,009         1,975,551
                                                                    ==========        ==========        ==========        ==========

               Net income per share, basic .................        $      .23        $      .20        $      .45        $      .40
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
Numerator - net income .....................................        $      438        $      396        $      881        $      786
                                                                    ==========        ==========        ==========        ==========
Denominator
Weighted average common shares
issued and outstanding .....................................         1,928,671         1,977,821         1,966,009         1,975,551
Effect of dilutive stock options ...........................           120,667           165,669           110,714           162,198
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,049,338         2,143,490         2,076,723         2,137,749
                                                                    ==========        ==========        ==========        ==========

               Net income per share,
               assuming dilution ...........................        $      .21        $      .19        $      .42        $      .37
                                                                    ==========        ==========        ==========        ==========

Item 2. - Management's Discussion and Analysis

         This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Community First Bancorporation and its wholly-owned subsidiary, Community First Bank. The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report.

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's new offices, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $438,000, or $.23 per share, for the second quarter, and $881,000, or $.45 per share, for the first six months of 2000. During 1999, the Company recorded net income of $396,000 or $.20 per share for the second quarter, and $786,000, or $.40 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 2000 was $.21 and $.42 respectively. For the comparable 1999 periods, net income per share, assuming dilution, was $.19 and $.37, respectively. Net income per share figures for 1999 have been retroactively adjusted to reflect a 10% stock dividend effective December 15, 1999.

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (loans, securities, interest bearing deposits in other banks, federal funds sold and other investments), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. The Company had only $5,000 in income from tax-exempt sources during the first six months of 2000 ($8,000 FTE) and no income from those sources in the same period of 1999.

         For the second quarter of 2000, FTE net interest income was $1,290,000, an increase of $155,000 or 13.7% over the comparable 1999 period. For the first six months of 2000, FTE net interest income was $2,564,000, an increase of $332,000 or 14.9% over the first six months of 1999. The increases in FTE net interest income for the 2000 periods resulted primarily from the positive effects of higher amounts of interest earning assets enhanced by the higher rates of interest earned on those assets. These positive developments were offset somewhat by the negative effects of increased amounts of interest bearing liabilities and higher rates paid. Average interest earning assets during the 2000 six-month period were $157,736,000, an increase of $18,435,000 or 13.2%
over the comparable period of 1999. Average investment securities for the 2000 six-month period were $58,176,000, an increase of $14,042,000 or 31.8% over the average amount for the same period of 1999. Average loans for the 2000 six month period totaled $81,082,000, an increase of $10,578,000 or 15.0% over the same period of 1999. The average yield on interest earning assets increased by 20 basis points to 7.45% for the 2000 period. Average interest bearing liabilities during the 2000 six-month period were $131,810,000, representing an increase of $15,740,000 or 13.6% over the amount for the same period of 1999. Average time deposits of $100,000 and over increased to $38,028,000 for the 2000 six-month period from $34,076,000 in the same prior year period. Average other time deposits increased significantly, also, to $45,132,000 in the 2000 period, compared with $39,502,000 in the 1999 period. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2000 was 2.45%, an increase of 3 basis points from 2.42% for the same period of 1999. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.27% for the first six months of 2000, an increase of 5 basis points from 3.22% for the first six months of 1999.

         Increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. The Anderson County, South Carolina market represents a relatively new undertaking by the Company. A branch office was opened in a temporary facility in the City of Anderson on January 4, 1999. The Company completed construction and occupied its permanent facility there during the fourth quarter of 1999.

         During the first eighteen months of its operation, the new Anderson County operation primarily focused its efforts on the acquisition of new deposit accounts. The Company initially invested funds from these new deposits primarily in investment securities instead of loans because of management's criteria for credit quality and liquidity considerations. Therefore, as expected in this new market area, growth in deposits was much more rapid than was growth in the higher-yielding loan categories. However, because the Company now has a base of experience in the Anderson County market, management has begun to increase its utilization of deposits derived from the Anderson market for making quality loans.

         Interest rates have increased at a moderate pace since the middle of the second quarter of 1999 due to concerns that inflationary pressures may be a threat to the country's economic stability. Late in the 1999 second quarter, the Federal Reserve Bank's Open Market Committee initiated a series of rate increases as a means to curtail this threat. The efforts of the Open Market Committee to effect sustainable economic growth are ongoing and have resulted in further increases in interest rates during the year 2000, as well. The potential effects of the expected increases are not anticipated to cause any significant positive or adverse results for the Company.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $105,000 for the second quarter of 2000 compared with $70,000 for the second quarter of 1999, and totaled $182,000 for the first six months of 2000 compared with $95,000 for the comparable period of 1999. At June 30, 2000, the allowance for loan losses was 1.16% of loans, compared with 1.24% of loans at December 31, 1999. During the 2000 six-month period, net charge-offs totaled $125,000, compared with $86,000 charged off during the same period of 1999. As of June 30, 2000, there were $298,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at June 30, 2000 is $12,000 greater than the amount at June 30, 1999 and $89,000 more than the amount of nonaccrual loans as of December 31, 1999. The majority of the nonaccrual loans are secured by real estate and vehicles. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2000.

Noninterest Income

         Noninterest income totaled $209,000 for the second quarter of 2000, compared with $168,000 for the 1999 quarter. Noninterest income was $380,000 for the first six months of 2000 and $305,000 for the same 1999 period. The higher noninterest income in 2000 was attributable primarily to increased fees derived from charges assessed against deposit accounts and fees for card-based services, including credit card fees and fees for ATM usage. During the 1999 second quarter, a $10,000 gain was recognized from the sale of other real estate with no comparable item in 2000. There were no realized securities gains or losses in the 2000 or 1999 periods.

Noninterest Expenses

         Noninterest expenses totaled $694,000 for the second quarter of 2000, compared with $623,000 for the 1999 period, representing an increase of $71,000 or 11.4%. Noninterest expenses were $1,379,000 for the first six months of 2000 compared with $1,227,000 for the first half of 1999. Salaries and employee benefits for the 2000 quarter totaled $352,000, a decrease of $2,000 from the 1999 three month period. For the first six months of 2000, salaries and employee benefits totaled $706,000 representing an increase of $42,000 or 6.3% over the same period of 1999. This increase resulted largely from normal increases in salaries and wages granted from time to time. During the 2000 six-month period, no amounts were accrued toward year-end incentive bonuses, compared with $10,000 accrued in 1999.

         Occupancy and furniture and equipment expenses for the second quarter of 2000 totaled $109,000, an increase of $27,000, or 32.9% compared with the same period of 1999. Such expenses increased $47,000 or 28.1% during the first half of 2000. These increases resulted primarily from higher depreciation, utilities and equipment maintenance associated with the occupancy of the new permanent branch office facility in Anderson since the fourth quarter of 1999. Other expenses for the 2000 three-month period totaled $233,000 and were $46,000 more than in 1999. For the 2000 six-month period, other expenses increased by $63,000, or 15.9%, over the 1999 amount to $459,000. These expenses also increased primarily due to expenses associated with the opening of the permanent Anderson branch. Higher account volumes have increased processing costs such as fees charged by correspondent institutions for providing check clearing services, credit card and ATM interchange. Also, costs for telephone, data communication and operating supplies have increased from the expanded office network.

         Management anticipates opening a second new de novo branch office in Anderson County in the Town of Williamston during the third quarter of 2000. This will result in higher amounts of noninterest expenses and cause earnings to be somewhat less than they would be otherwise during the remainder of 2000.

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

         As of June 30, 2000, the ratio of loans to total deposits was 60.0%, compared with 54.9% as of December 31, 1999 and 53.2% as of June 30, 1999. The increase in the loan-to-deposit ratio for 2000 is generally the result of the volume of loans growing faster than deposits in the Oconee County market area.

          Deposits as of June 30, 2000 had increased by $5,567,000 or 4.0% over the amount at December 31, 1999 and were $10,233,000 or 7.6% greater than their levels of June 30, 1999. The new operations in Anderson County contributed significantly to the increase in deposits.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity decreased by $945,000 since December 31, 1999 as the result of net income of $881,000 for the first six months of 2000, $62,000 added from the exercise of employee stock options, plus $12,000 from changes in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects, less $1,900,000 expended to repurchase and cancel 110,000 shares of the Company's outstanding common stock.

         Early in 2000, management became aware of one shareholder's intention to offer for sale at one time all of his 110,000 shares of the Company's common stock. Trading of the Company's common stock generally involves relatively few shares traded among private individuals and there are no known market makers. The Board of Directors considered that the sudden sale of such a large number of shares might adversely affect the value of its stock and disrupt the limited local trading activities. Therefore, the Board determined that it was in the best interest of all its shareholders to make an offer to repurchase and cancel the 110,000 shares of available common stock. The repurchase was completed in the second quarter of 2000 and was funded by cash dividends the Company received from its subsidiary bank. The repurchase was not part of any planned stock repurchase program, and any such future transactions will be evaluated on a case-by-case basis.

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

         The June 30, 2000 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                   Tier 1   Capital   Leverage
                                                   ------   -------   --------
Community First Bancorporation .................    15.2%     16.2%      8.6%
Community First Bank ...........................    14.2%     15.2%      8.0%
Minimum "well-capitalized" requirement .........     6.0%     10.0%      5.0%
Minimum requirement ............................     4.0%      8.0%      3.0%

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 18, 2000, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of four directors to hold office for three-year terms:

                                                                             SHARES VOTED
                                                     ---------------------------------------------------------
                                                                                                     AUTHORITY
         DIRECTORS                                       FOR                   AGAINST               WITHHELD
                                                         ---                   ---------             --------

         Larry S. Bowman, MD                         1,296,065                   0                        0
         William M. Brown                            1,296,065                   0                        0
         John R. Hamrick                             1,295,762                 303                        0
         Frederick D. Shepherd, Jr.                  1,296,065                   0                        0


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2000 annual meeting: Blake L. Griffith - 2001, Robert H. Edwards, Sr. - 2001, Gary V. Thrift - 2001, R. Theo Harris, Sr. - 2002, James E. McCoy - 2002, James E. Turner - 2002, and Charles L. Winchester - 2002.

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                                Description
         ---------------                               ---------------

27                                                     Financial Data Schedule

(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COMMUNITY FIRST BANCORPORATION

August 10, 2000           /s/ Frederick D. Shepherd, Jr.
-----------------         ------------------------------------------------------
         Date             Frederick D. Shepherd, Jr., President and Chief
                           Executive Officer (also principal accounting officer)

                                  Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                                   Description
---------------                               -----------------

     27                                      Financial Data Schedule