Form 10QSB
period 2000-09-30
COMMUNITY FIRST BANCORP
filed 2000-11-13
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2000      Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
                  --------------------------------------------------------------
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

         Yes  [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 1,910,836 Shares Outstanding on October 31, 2000.

Transitional Small Business Format (Check one):  Yes   [ ]    No   [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet ...................................      3
           Consolidated Statement of Income .............................      4
           Consolidated Statement of Changes in Shareholders' Equity ....      5
           Consolidated Statement of Cash Flows .........................      6
           Notes to Unaudited Consolidated Financial Statements .........    7-8

Item 2.    Management's Discussion and Analysis .........................   9-12

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K .............................     13

SIGNATURE ...............................................................     14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                (Unaudited)
                                                                                                September 30,           December 31,
                                                                                                     2000                   1999
                                                                                                     -----                  ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks .......................................................              $   3,081               $   4,555
     Federal funds sold ............................................................                  3,820                  12,410
     Securities available-for-sale .................................................                 55,764                  54,178
     Other investments .............................................................                    386                     382
     Loans .........................................................................                 90,735                  76,158
         Allowance for loan losses .................................................                 (1,016)                   (943)
                                                                                                  ---------               ---------
            Loans - net ............................................................                 89,719                  75,215
     Premises and equipment - net ..................................................                  4,400                   4,263
     Accrued interest receivable ...................................................                  1,478                   1,192
     Other assets ..................................................................                  1,497                   1,388
                                                                                                  ---------               ---------

            Total assets ...........................................................              $ 160,145               $ 153,583
                                                                                                  =========               =========

Liabilities
     Deposits
         Noninterest bearing .......................................................              $  19,687               $  16,908
         Interest bearing ..........................................................                125,591                 121,710
                                                                                                  ---------               ---------
            Total deposits .........................................................                145,278                 138,618
     Accrued interest payable ......................................................                  1,376                   1,180
     Other liabilities .............................................................                     41                      49
                                                                                                  ---------               ---------
            Total liabilities ......................................................                146,695                 139,847
                                                                                                  ---------               ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares
         authorized; issued and outstanding - 1,909,898
         for 2000 and 2,002,699 for 1999 ...........................................                 12,419                  14,255
     Retained earnings .............................................................                  2,404                   1,110
     Accumulated other comprehensive income ........................................                 (1,373)                 (1,629)
                                                                                                  ---------               ---------
            Total shareholders' equity .............................................                 13,450                  13,736
                                                                                                  ---------               ---------

            Total liabilities and shareholders' equity .............................              $ 160,145               $ 153,583
                                                                                                  =========               =========



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                                Three Months                      Nine Months
                                                                                ------------                      -----------
                                                                            2000            1999             2000              1999
                                                                            ----            ----             ----              ----
                                                                                  (Dollars in thousands, except per share)
Interest income
     Loans, including fees .....................................           $2,010           $1,596           $5,518           $4,692
     Securities
       Taxable .................................................              889              833            2,671            2,187
       Tax-exempt ..............................................                2                2                7                2
     Other investments .........................................                8                7               23               20
     Federal funds sold ........................................               59              238              590              798
                                                                           ------           ------           ------           ------
         Total interest income .................................            2,968            2,676            8,809            7,699
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100M and over ..............................              610              568            1,720            1,513
     Other deposits ............................................            1,105              904            3,275            2,750
                                                                           ------           ------           ------           ------
         Total interest expense ................................            1,715            1,472            4,995            4,263
                                                                           ------           ------           ------           ------

Net interest income ............................................            1,253            1,204            3,814            3,436
Provision for loan losses ......................................               70               78              252              173
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            1,183            1,126            3,562            3,263
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              159              114              396              303
     Credit life insurance commissions .........................               16               10               48               27
     Other income ..............................................               61               48              172              147
                                                                           ------           ------           ------           ------
         Total other income ....................................              236              172              616              477
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              434              328            1,140              992
     Net occupancy expense .....................................               46               34              133               88
     Furniture and equipment expense ...........................               67               55              194              168
     Other expense .............................................              241              206              700              602
                                                                           ------           ------           ------           ------
         Total other expenses ..................................              788              623            2,167            1,850
                                                                           ------           ------           ------           ------

Income before income taxes .....................................              631              675            2,011            1,890
Income tax expense .............................................              218              249              717              678
                                                                           ------           ------           ------           ------
Net income .....................................................           $  413           $  426           $1,294           $1,212
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.22           $ 0.21           $ 0.67           $ 0.61
     Net income, assuming dilution .............................             0.20             0.20             0.62             0.57

------------------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective December 15, 1999.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                  (Unaudited)
                                                                  Common Stock
                                                                  ------------                            Accumulated
                                                           Number of                       Retained  Other Comprehensive
                                                            Shares            Amount       Earnings         Income          Total
                                                            ------            ------       --------         ------          -----
                                                                                (Dollars in thousands)
Balance, January 1, 1999 ............................      1,793,792      $   10,569      $    3,051     $      (17)     $   13,603
                                                                                                                         ----------

Comprehensive income:
    Net income ......................................              -               -           1,212              -           1,212
    Change in unrealized holding gains
      and losses on available-for-sale
      securities, net of income taxes ...............              -               -               -           (935)           (935)
                                                                                                                         ----------
          Total comprehensive income ................              -               -               -              -             277
                                                                                                                         ----------
Exercise of employee stock options ..................         10,462              77               -              -              77
Costs associated with new stock option plan .........              -             (16)              -              -             (16)
                                                          ----------      ----------      ----------     ----------      ----------
Balance, September 30, 1999 .........................      1,804,254      $   10,630      $    4,263     $     (952)     $   13,941
                                                          ==========      ==========      ==========     ==========      ==========



Balance, January 1, 2000 ............................      2,002,699      $   14,255      $    1,110     $   (1,629)     $   13,736
                                                                                                                         ----------

Comprehensive income:
    Net income ......................................              -               -           1,294              -           1,294
      Change in unrealized holding gains
      and losses on available-for-sale
      securities, net of income taxes ...............              -               -               -            256             256
                                                                                                                         ----------
        Total comprehensive income ..................              -               -               -              -           1,550
                                                                                                                         ----------
Repurchase and cancellation of common stock .........       (110,000)         (1,900)              -              -          (1,900)
Exercise of employee stock options ..................         17,199              64               -              -              64
                                                          ----------      ----------      ----------     ----------      ----------
Balance, September 30, 2000 .........................      1,909,898      $   12,419      $    2,404     $   (1,373)     $   13,450
                                                          ==========      ==========      ==========     ==========      ==========













See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                  September
                                                                                                          2000                 1999
                                                                                                          ----                 ----
                                                                                                           (Dollars in thousands)
Operating Activities
     Net income ............................................................................           $  1,294            $  1,212
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                252                 173
            Depreciation ...................................................................                170                 123
            Amortization of net loan fees and costs ........................................                 56                  46
            Securities accretion and premium amortization ..................................                 (5)                (16)
            Increase in interest receivable ................................................               (286)               (470)
            Increase in interest payable ...................................................                196                 216
            (Increase) decrease in prepaid expenses and other assets .......................                (93)                 22
            (Decrease) increase in other accrued expenses ..................................                 (8)                  2
            Disposals of premises and equipment ............................................                  -                   9
            Gain on sale of other real estate ..............................................                  -                 (10)
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,576               1,307
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................             (1,973)            (25,191)
     Maturities of available-for-sale securities ...........................................                792               7,596
     Purchases of other investments ........................................................                 (4)                (37)
     Net increase in loans made to customers ...............................................            (14,972)             (5,380)
     Purchases of premises and equipment ...................................................               (307)               (764)
     Proceeds from sale of other real estate ...............................................                  -                  10
                                                                                                       --------            --------
                Net cash used by investing activities ......................................            (16,464)            (23,766)
                                                                                                       --------            --------

Financing activities
     Net increase (decrease) in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              5,108              (1,220)
     Net increase in certificates of deposit and other
         time deposits .....................................................................              1,552              24,100
     Exercise of employee stock options ....................................................                 64                  61
     Repurchase and cancellation of common stock ...........................................             (1,900)                  -
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              4,824              22,941
                                                                                                       --------            --------
(Decrease) increase in cash and cash equivalents ...........................................            (10,064)                482
Cash and cash equivalents, beginning .......................................................             16,965              17,470
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $  6,901            $ 17,952
                                                                                                       ========            ========





See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report for the year ended December 31, 1999 on Form 10-KSB filed with the Securities and Exchange Commission.

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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                   (Unaudited)
                                                                                            Period Ended September 30,
                                                                                            --------------------------
                                                                                  Three Months                    Nine Months
                                                                                  ------------                    -----------
                                                                              2000            1999            2000            1999
                                                                              -----           -----           -----           ----
                                                                                              (Dollars in thousands)

Net income ........................................................         $   413         $   426         $ 1,294         $ 1,212
                                                                            -------         -------         -------         -------
Other comprehensive income (loss):
     Change in unrealized holding gains and
         losses on available-for-sale securities ..................             382              70             400          (1,459)
     Income tax expense (benefit) on other
         comprehensive income (loss) ..............................             138              60             144            (524)
                                                                            -------         -------         -------         -------
            Total other comprehensive income (loss) ...............             244              10             256            (935)
                                                                            -------         -------         -------         -------
Comprehensive income (loss) .......................................         $   657         $   436         $ 1,550         $   277
                                                                            =======         =======         =======         =======


Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $4,799,000 for the nine months ended September 30, 2000, and was $4,047,000 for the nine months ended September 30, 1999. Income tax payments of $786,000 were made during the first nine months of 2000, and income tax payments of $616,000 were made in the 1999 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $400,000 during the 2000 period, a related shareholders' equity account increased by $256,000 and the associated deferred income taxes changed by $144,000. During the 1999 period, non-cash valuation adjustments decreased available-for-sale securities by $1,459,000, decreased shareholders' equity by $935,000 and changed deferred income taxes by $524,000. Non-cash transfers of $160,000 were made from loans to other real estate during the first nine months of 2000.

Nonperforming Loans - As of September 30, 2000, there were $75,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Per share information for 1999 has been retroactively adjusted to give effect to a 10% stock dividend effective December 15, 1999. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                             (Unaudited)
                                                                                      Period Ended September 30,
                                                                                      --------------------------
                                                                             Three Months                      Nine Months
                                                                             ------------                      -----------
                                                                        2000            1999              2000              1999
                                                                        ----            ----              ----              ----
                                                                           (Dollars in thousands, except per share amounts)
Net income per share, basic
  Numerator - net income ...................................        $      413        $      426        $    1,294        $    1,212
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         1,909,809         1,982,593         1,947,139         1,977,924
                                                                    ==========        ==========        ==========        ==========

               Net income per share, basic .................        $      .22        $      .21        $      .67        $      .61
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      413        $      426        $    1,294        $    1,212
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         1,909,809         1,982,593         1,947,139         1,977,924
    Effect of dilutive stock options .......................           128,399           157,777           121,004           161,001
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,038,208         2,140,370         2,068,143         2,138,925
                                                                    ==========        ==========        ==========        ==========

               Net income per share,
                 assuming dilution .........................        $      .20        $      .20        $      .62        $      .57
                                                                    ==========        ==========        ==========        ==========

Item 2. - Management's Discussion and Analysis

         This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Community First Bancorporation (the "Company') and its wholly-owned subsidiary, Community First Bank. The information should be reviewed in conjunction with the unaudited consolidated financial statements and the related notes contained elsewhere in this report.

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

Results of Operations

         Community First Bancorporation recorded consolidated net income of $413,000, or $.22 per share, for the third quarter, and $1,294,000, or $.67 per share, for the first nine months of 2000. During 1999, the Company recorded net income of $426,000 or $.21 per share for the third quarter, and $1,212,000, or $.61 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 2000 was $.20 and $.62, respectively. For the comparable 1999 periods, net income per share, assuming dilution, was $.20 and $.57, respectively. Net income per share figures for 1999 have been retroactively adjusted to reflect a 10% stock dividend effective December 15, 1999.

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

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. The Company had only $7,000 in income from tax-exempt sources during the first nine months ($11,000 FTE) and $2,000 of income ($3,000 FTE) from those sources in the same period of 1999.

         For the third quarter of 2000, FTE net interest income was $1,253,000, an increase of $49,000 or 4.1% over the comparable 1999 period. For the first nine months of 2000, FTE net interest income was $3,818,000, an increase of $381,000 or 11.1% over the first nine months of 1999. The increases in FTE net interest income for the 2000 periods resulted primarily from the positive effects of higher amounts of interest earning assets enhanced by the higher rates of interest earned on those assets. These positive developments were offset somewhat by the negative effects of increased amounts of interest bearing liabilities and higher rates paid. Average interest earning assets during the 2000 nine-month period were $155,311,000, an increase of $13,991,000 or 9.9% over the comparable period of 1999. Average investment securities for the 2000 nine-month period were $58,118,000, an increase of $10,420,000 or 21.8% over the average amount for the same period of 1999. Average loans for the 2000 nine month period totaled $83,645,000, an increase of $12,564,000 or 17.7% over the same period of 1999. The average yield on interest earning assets increased by

30 basis points to 7.58% for the 2000 nine month period. Average interest bearing liabilities during the 2000 nine-month period were $129,280,000, representing an increase of $12,014,000 or 10.2% over the amount for the same period of 1999. Average time deposits of $100,000 and over increased to $37,804,000 for the 2000 nine-month period from $36,623,000 in the same prior year period. Average other time deposits increased to $45,644,000 in the 2000 period, compared with $41,122,000 in the 1999 period. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2000 and 1999 was 2.42%. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.28% for the first nine months of 2000, an increase of 3 basis points from 3.25% for the first nine months of 1999.

         Increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. The Anderson County, South Carolina market represents a relatively new undertaking by the Company. A branch office was opened in a temporary facility in the city of Anderson on January 4, 1999. Construction and occupancy of the permanent facility there was accomplished during the fourth quarter of 1999. The Company further expanded its presence in Anderson County during 2000 by opening an office in the Town of Williamston.

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

         Interest rates have increased at a moderate pace since the middle of the second quarter of 1999 due to concerns that inflationary pressures may be a threat to the country's economic stability. Late in the 1999 second quarter, the Federal Reserve Bank's Open Market Committee initiated a series of rate increases as a means to curtail this threat. The efforts of the Open Market Committee to effect sustainable economic growth are ongoing and have resulted in further increases in interest rates during the year 2000, as well. The potential effects of the increases are not anticipated to cause any significant positive or adverse results for the Company.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $70,000 for the third quarter of 2000 compared with $78,000 for the third quarter of 1999, and totaled $252,000 for the first nine months of 2000 compared with $173,000 for the comparable period of 1999. At September 30, 2000, the allowance for loan losses was 1.12% of loans, compared with 1.24% of loans at December 31, 1999. During the 2000 nine-month period, net charge-offs totaled $179,000, compared with $188,000 charged off during the same period of 1999. As of September 30, 2000, there were $75,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 2000 is $49,000 less than the amount at September 30, 1999 and $134,000 less than the amount of nonaccrual loans as of December 31, 1999. The majority of the nonaccrual loans are secured by real estate. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2000.

Noninterest Income

         Noninterest income totaled $236,000 for the third quarter of 2000, compared with $172,000 for the 1999 quarter. Noninterest income was $616,000 for the first nine months of 2000 and $477,000 for the same 1999 period. The higher noninterest income in 2000 was attributable primarily to increased fees derived from charges assessed against deposit accounts and fees for card-based services, including credit card fees and fees for ATM usage. During the 1999 nine month period, a $10,000 gain was recognized from the sale of other real estate with no comparable item in 2000. There were no realized securities gains or losses in the 2000 or 1999 periods.

Noninterest Expenses

         Noninterest expenses totaled $788,000 for the third quarter of 2000, compared with $623,000 for the 1999 period, representing an increase of $165,000 or 26.5%. Noninterest expenses were $2,167,000 for the first nine months of 2000 compared with $1,850,000 for the same period of 1999. Salaries and employee benefits for the 2000 quarter totaled $434,000, an increase of $106,000 over the 1999 three month period. For the first nine months of 2000, salaries and employee benefits totaled $1,140,000 representing an increase of $148,000 or 14.9% over the same period of 1999. This increase resulted largely from an increase in number of employees associated with the Company's branch expansions, normal increases in salaries and wages granted from time to time, and higher costs of employment taxes and employee insurance benefits. During the 2000 nine-month period, no amounts were accrued toward year-end incentive bonuses, compared with $10,000 accrued in 1999.

         Occupancy and furniture and equipment expenses for the third quarter of 2000 totaled $113,000, an increase of $24,000, or 27.0% compared with the same period of 1999. Such expenses increased $71,000 or 27.7% during the first nine months of 2000. These increases resulted primarily from higher depreciation, utilities and equipment maintenance associated with the occupancy of the new permanent branch office facility in Anderson since the fourth quarter of 1999 and the branch in Williamston since its opening in 2000. Other expenses for the 2000 three-month period totaled $241,000 and were $35,000 more than in 1999. For the 2000 nine-month period, other expenses increased by $98,000, or 16.3%, over the 1999 amount to $700,000. These expenses also increased primarily due to expenses associated with the opening of the permanent Anderson branch and the Williamston branch. Higher account volumes have increased processing costs such as fees charged by correspondent institutions for providing check clearing services, credit card and ATM interchange. Also, costs for telephone, data communication and operating supplies have increased from the expanded office network.

         Management anticipates that higher amounts of noninterest expenses will continue during the remainder of 2000.

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

         As of September 30, 2000, the ratio of loans to total deposits was 62.5%, compared with 54.9% as of December 31, 1999 and 53.8% as of September 30, 1999. The increase in the loan-to-deposit ratio for 2000 is generally the result of the volume of loans growing faster than deposits in the Oconee County market area.

          Deposits as of September 30, 2000 had increased by $6,660,000 or 4.8% over the amount at December 31, 1999 and were $9,902,000 or 7.3% greater than their levels of September 30, 1999. The new operations in Anderson County contributed significantly to the increase in deposits.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital decreased by $286,000 since December 31, 1999 as the result of net income of $1,294,000 for the first nine months of 2000, $64,000 added from the exercise of employee stock options, plus $256,000 from changes in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects, less $1,900,000 expended to repurchase and cancel 110,000 shares of the Company's outstanding common stock.

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


         The September 30, 2000 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                              Total
                                                 Tier 1      Capital    Leverage
                                                 ------      -------    --------
Community First Bancorporation .............      15.0%       16.0%        9.3%
Community First Bank .......................      14.0%       15.0%        8.7%
Minimum "well-capitalized" requirement .....       6.0%       10.0%        5.0%
Minimum requirement ........................       4.0%        8.0%        3.0%

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


                           COMMUNITY FIRST BANCORPORATION

November 10, 2000          /s/ Frederick D. Shepherd, Jr.
-----------------          -----------------------------------------------------
    Date                   Frederick D. Shepherd, Jr., President and Chief
                           Executive Officer (also principal accounting officer)

                                  Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B              Description
---------------             ----------------------

     27                     Financial Data Schedule