Form 10KSB
period 2000-12-31
COMMUNITY FIRST BANCORP
filed 2001-03-29
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000     Commission File Number 29640

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

         State issuer's revenues for the most recent fiscal year.  $12,898,870

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2001, was approximately $9,193,545. As of March 1, 2001, there were 2,017,286 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2000 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

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

* Incorporated by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis, Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward- looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990. The Bank operates from its offices in Walhalla, Seneca and Anderson, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina; the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina; and the Williamston office is located at 208 East Main Street in Williamston, South Carolina.

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

         As of December 31, 2000, local governmental deposits comprised approximately 22% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2000, the Company employed 46 people.

Competition

         The banking laws of South Carolina allow statewide branching, and, therefore, commercial banking in the state is highly competitive. South Carolina law also permits bank holding companies in other states with reciprocal laws to acquire depository institutions in South Carolina, and most of the other financial institutions in the Oconee and Anderson County areas are branch offices of large, regional banks. Further, Congress has enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which has increased the ability of bank holding companies and banks to operate across state lines.

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

         The Company's and the Bank's December 31, 2000 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and a substantial number of regulations have already been adopted.

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Legislative Proposals

         Other proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans and securities holdings constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property

         (a) The Bank owns in fee simple with no major encumbrances, the real property where its main and branch offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; and 4002 Clemson Boulevard in Anderson, South Carolina. The Bank also owns in fee simple real property at 208 East Main Street in Williamston, South Carolina, where it operates a branch in a temporary facility. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note G to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 2000 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2000 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2000

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

(b) No Reports on Form 8-K were filed during the year ended December 31, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March  15, 2001           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

s/Larry S. Bowman
-------------------------------                  Vice Chairman and Director                       March 15, 2001
(Larry S. Bowman)

 s/William M. Brown
-------------------------------                  Director and Secretary                           March 15, 2001
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 15, 2001
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 15, 2001
(Blake L. Griffith)


-------------------------------                  Director                                         March __, 2001
(John R. Hamrick)


-------------------------------                  Director                                         March __, 2001
(R. Theo Harris, Sr.)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 15, 2001
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 15, 2001
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer


-------------------------------                  Director                                         March __, 2001
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 15, 2001
(James E. Turner)


-------------------------------                  Director                                         March __, 2001
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2000

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.