Form 10QSB
period 2001-03-31
COMMUNITY FIRST BANCORP
filed 2001-05-14
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001          Commission File No. 000-29640


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

         Yes   [X]   No   [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,007,361 Shares Outstanding on April 30, 2001.

Transitional Small Business Format (Check one):  Yes   [  ]   No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ..................................     3
             Consolidated Statement of Income ............................     4
             Consolidated Statement of Changes in Shareholders' Equity ...     5
             Consolidated Statement of Cash Flows ........................     6
             Notes to Unaudited Consolidated Financial Statements ........   7-8

Item 2.      Management's Discussion and Analysis ........................  8-10

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ............................    11

SIGNATURE ................................................................    12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                (Unaudited)
                                                                                                 March 31,              December 31,
                                                                                                     2001                   2000
                                                                                                     ----                   ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks .......................................................              $   6,830               $   4,027
     Interest bearing deposits due from banks ......................................                      4                      16
     Federal funds sold ............................................................                 31,260                  15,580
     Securities available-for-sale .................................................                 60,799                  57,862
     Other investments .............................................................                    480                     386
     Loans .........................................................................                102,202                  97,562
         Allowance for loan losses .................................................                 (1,017)                 (1,000)
                                                                                                  ---------               ---------
            Loans - net ............................................................                101,185                  96,562
     Premises and equipment - net ..................................................                  3,362                   3,411
     Accrued interest receivable ...................................................                  1,499                   1,376
     Other assets ..................................................................                  1,521                   1,846
                                                                                                  ---------               ---------

            Total assets ...........................................................              $ 206,940               $ 181,066
                                                                                                  =========               =========

Liabilities
     Deposits
         Noninterest bearing .......................................................              $  22,882               $  21,224
         Interest bearing ..........................................................                166,071                 143,159
                                                                                                  ---------               ---------
            Total deposits .........................................................                188,953                 164,383
     Accrued interest payable ......................................................                  2,138                   1,760
     Other liabilities .............................................................                    148                      29
                                                                                                  ---------               ---------
            Total liabilities ......................................................                191,239                 166,172
                                                                                                  ---------               ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares
         authorized; issued and outstanding - 2,029,292
         for 2001 and 2,022,623 for 2000 ...........................................                 14,329                  14,383
     Retained earnings .............................................................                  1,284                     878
     Accumulated other comprehensive income ........................................                     88                    (367)
                                                                                                  ---------               ---------
            Total shareholders' equity .............................................                 15,701                  14,894
                                                                                                  ---------               ---------

            Total liabilities and shareholders' equity .............................              $ 206,940               $ 181,066
                                                                                                  =========               =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                             (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                     2001                    2000
                                                                                                     -----                   ----
                                                                                                         (Dollars in thousands,
                                                                                                          except per share)
Interest income
     Loans, including fees .......................................................                   $2,219                   $1,674
     Securities
        Taxable ..................................................................                      955                      887
        Tax-exempt ...............................................................                        2                        2
     Other investments ...........................................................                        8                        8
     Federal funds sold ..........................................................                      474                      364
                                                                                                     ------                   ------
         Total interest income ...................................................                    3,658                    2,935
                                                                                                     ------                   ------

Interest expense
     Time deposits $100M and over ................................................                      723                      558
     Other deposits ..............................................................                    1,653                    1,103
                                                                                                     ------                   ------
         Total interest expense ..................................................                    2,376                    1,661
                                                                                                     ------                   ------

Net interest income ..............................................................                    1,282                    1,274
Provision for loan losses ........................................................                       80                       77
                                                                                                     ------                   ------
Net interest income after provision ..............................................                    1,202                    1,197
                                                                                                     ------                   ------

Other income
     Service charges on deposit accounts .........................................                      180                      108
     Credit life insurance commissions ...........................................                        6                       12
     Other income ................................................................                       48                       51
                                                                                                     ------                   ------
         Total other income ......................................................                      234                      171
                                                                                                     ------                   ------

Other expenses
     Salaries and employee benefits ..............................................                      438                      354
     Net occupancy expense .......................................................                       54                       43
     Furniture and equipment expense .............................................                       74                       62
     Other expense ...............................................................                      250                      226
                                                                                                     ------                   ------
         Total other expenses ....................................................                      816                      685
                                                                                                     ------                   ------

Income before income taxes .......................................................                      620                      683
Income tax expense ...............................................................                      214                      240
                                                                                                     ------                   ------
Net income .......................................................................                   $  406                   $  443
                                                                                                     ======                   ======

Per share*
     Net income ..................................................................                   $ 0.20                   $ 0.21
     Net income, assuming dilution ...............................................                     0.19                     0.20

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2000.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                         (Unaudited)
                                                                Common Stock
                                                                ------------                               Accumulated
                                                          Number of                      Retained      Other Comprehensive
                                                           Shares         Amount         Earnings           Income             Total
                                                           ------         ------         --------      -------------------     -----
                                                                                 (Dollars in thousands)

Balance, January 1, 2000 ...........................      2,002,699      $   14,255      $    1,110      $   (1,629)     $   13,736
                                                                                                                         ----------
Comprehensive income:
    Net income .....................................              -               -             443               -             443
    Change in unrealized holding gains
       and losses on available-for-sale
       securities, net of income taxes .............              -               -               -             (29)            (29)
                                                                                                                         ----------
          Total comprehensive income ...............              -               -               -               -             414
                                                                                                                         ----------
Exercise of employee stock options .................          1,511               7               -               -               7
                                                         ----------      ----------      ----------      ----------      ----------
Balance, March 31, 2000 ............................      2,004,210      $   14,262      $    1,553      $   (1,658)     $   14,157
                                                         ==========      ==========      ==========      ==========      ==========



Balance, January 1, 2001 ...........................      2,022,623      $   14,383      $      878      $     (367)     $   14,894
                                                                                                                         ----------
Comprehensive income:
    Net income .....................................              -               -             406               -             406
    Change in unrealized holding gains
       and losses on available-for-sale ............
       securities, net of income taxes .............              -               -               -             455             455
                                                                                                                         ----------
          Total comprehensive income ...............              -               -               -               -             861
                                                                                                                         ----------
Repurchase and cancellation of common stock ........         (5,000)            (95)                                            (95)
Exercise of employee stock options .................         11,669              41               -               -              41
                                                         ----------      ----------      ----------      ----------      ----------
Balance, March 31, 2001 ............................      2,029,292      $   14,329      $    1,284      $       88      $   15,701
                                                         ==========      ==========      ==========      ==========      ==========































See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                         2001                 2000
                                                                                                         ----                 ----
                                                                                                           (Dollars in thousands)
Operating Activities
     Net income ............................................................................           $    406            $    443
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                 80                  77
            Depreciation ...................................................................                 63                  54
            Amortization of net loan fees and costs ........................................                  8                  22
            Securities accretion and premium amortization ..................................                (16)                  -
            Increase in interest receivable ................................................               (123)               (165)
            Increase (decrease) in interest payable ........................................                378                (107)
            Decrease in prepaid expenses ...................................................                 70                   2
            Increase in other accrued expenses .............................................                119                 173
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................                985                 499
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (20,418)             (1,974)
     Maturities, calls and paydowns of available-for-sale securities .......................             18,207                 264
     Purchases of other investments ........................................................                (94)                 (4)
     Net increase in loans made to customers ...............................................             (4,711)             (5,179)
     Purchases of premises and equipment ...................................................                (14)                (52)
     Purchases of real estate held for sale ................................................                  -                  (2)
                                                                                                       --------            --------
                Net cash used by investing activities ......................................             (7,030)             (6,947)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................             14,180              16,323
     Net increase (decrease) in certificates of deposit and other
         time deposits .....................................................................             10,390              (5,497)
     Exercise of employee stock options ....................................................                 41                   7
     Repurchase and cancellation of common stock ...........................................                (95)                  -
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             24,516              10,833
                                                                                                       --------            --------
Increase in cash and cash equivalents ......................................................             18,471               4,385
Cash and cash equivalents, beginning .......................................................             19,623              16,965
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 38,094            $ 21,350
                                                                                                       ========            ========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-KSB filed with the Securities and Exchange Commission.

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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                              (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             2001         2000
                                                             ----         ----
                                                          (Dollars in thousands)

Net income ................................................  $ 406        $ 443
                                                             -----        -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities ..........    710          (46)
     Income tax expense (benefit) on other
         comprehensive income (loss) ......................    255          (17)
                                                             -----        -----
            Total other comprehensive income (loss) .......    455          (29)
                                                             -----        -----
Comprehensive income ......................................  $ 861        $ 414
                                                             =====        =====



Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,998,000 for the three months ended March 31, 2001, and was $1,768,000 for the three months ended March 31, 2000. Income tax payments of $15,000 were made during the first three months of 2001, and income tax payments of $21,000 were made in the 2000 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $710,000 during the 2001 period, a related shareholders' equity account increased by $455,000 and the associated deferred income taxes changed by $255,000. During the 2000 period, non-cash valuation adjustments decreased available-for-sale securities by
$46,000, decreased shareholders' equity by $29,000 and changed deferred income taxes by $17,000. A non-cash transfer of $46,000 was made from loans to other real estate owned during the first quarter of 2000.

Nonperforming Loans - As of March 31, 2001, there were $436,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Transaction with Related Party - On March 15, 2001, the Company repurchased and cancelled 5,000 shares of its common stock from an individual who serves as one of the Company's directors and is also a principal shareholder. The purchase price was $19.00 per share, totaling $95,000.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 15, 2000. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                           (Unaudited)
                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                     2001                   2000
                                                                                                     ----                   ----
                                                                                                       (Dollars in thousands,
                                                                                                      except per share amounts)
Net income per share, basic
     Numerator - net income ........................................................              $      406              $      443
                                                                                                  ==========              ==========
Denominator
     Weighted average common shares issued and outstanding .........................               2,026,943               2,103,514
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .20              $      .21
                                                                                                  ==========              ==========

Net income per share, assuming dilution
     Numerator - net income ........................................................              $      406              $      443
                                                                                                  ==========              ==========
Denominator
     Weighted average common shares issued and outstanding .........................               2,026,943               2,103,514
     Effect of dilutive stock options ..............................................                 125,032                 153,760
                                                                                                  ----------              ----------
               Total shares ........................................................               2,151,975               2,257,274
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .19              $      .20
                                                                                                  ==========              ==========


Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's recent and continuing expansion into Anderson County, South Carolina, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $406,000 or $.20 per share for the first quarter of 2001. These results are $37,000, or $.01 per share, less than net income of $443,000 or $.21 per share for the first quarter of 2000. Net income per share, assuming dilution was $.19 for the 2001 period and $.20 for the comparable period of 2000. Net income per share figures for 2000 have been retroactively adjusted to reflect a five percent stock dividend effective December 15, 2000.

         Net interest income is the principal source of the Company's earnings. For analysis purposes, interest income from tax-exempt investments has been adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. For the first quarter of 2001, FTE net interest income was $1,292,000, an increase of $17,000 or 1.3% over the first quarter of 2000. The small increase in FTE net interest income is attributable primarily to the positive effects of higher volumes of interest earning assets in 2001, largely offset by the effects of increased amounts of interest bearing liabilities and higher rates paid for such liabilities in the 2001 period. Average interest earning assets during the 2001 period were $195,812,000, an increase of $33,296,000 or 20.5% over the comparable period of 2000. Average interest bearing liabilities during the 2001 period were $166,146,000, representing an increase of $29,653,000 or 21.7% over the amount for the same period of 2000. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2001 was 1.78%, a decrease of 49 basis points from the 2.37% noted for the same period of 2000. Net yield on earning assets (FTE net interest income divided by average interest earning assets) was 2.65% for the first quarter of 2001, a decrease of 41 basis points from the 3.16% for the first three months of 2000.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. The Anderson County, South Carolina market represents a relatively new undertaking by the Company. The Company opened a branch office in the City of Anderson on January 4, 1999. The Company began operating a branch office in Williamston, South Carolina in the third quarter of 2000.

Provision and Allowance for Loan Losses

         The provision for loan losses was $80,000 for the first three months of 2001, compared with $77,000 for the comparable period of 2000. At March 31, 2001, the allowance for loan losses was 1.00% of loans, compared with 1.02% of loans at December 31, 2000. During the 2001 three month period, net charge-offs totaled $63,000, compared with $25,000 in net charge offs during the same period of 2000. As of March 31, 2001, there were $436,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The amount of nonaccrual loans at March 31, 2001 is $160,000 more than the amount at March 31, 2000 and $95,000 more than the amount of nonaccrual loans as of December 31, 2000.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2001.

Noninterest Income

         Noninterest income totaled $234,000 for the first quarter of 2001, compared with $171,000 for the 2000 quarter. The higher noninterest income in 2001 was attributable primarily to increased service charges on deposit accounts. Such service charges increased to $180,000 for the 2001 period from $108.000 for the 2000 period. There were no realized securities gains or losses in either the 2001 or 2000 periods.

Noninterest Expenses

         Noninterest expenses totaled $816,000 for the first quarter of 2001, compared with $685,000 for 2000, representing an increase of $131,000 or 19.1%. Salaries and employee benefits increased by $84,000, or 23.7%, to $438,000 for the 2001 period. This increase resulted from normal salary increases, which are granted from time to time and increases in the number of employees (47 in 2001 compared with 40 in 2000) associated with the Company's growth. Occupancy and furniture and equipment expenses for 2001 increased by $23,000 compared with 2000 primarily as a result of higher depreciation, equipment maintenance and repair costs resulting from the Anderson County expansion activities. Other expenses for the 2001 period were $24,000 greater than in 2000 primarily due to higher expenses for correspondent bank services and card-based services transaction costs.

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

         As of March 31, 2001, the ratio of loans to total deposits was 54.1%, compared with 59.4% as of December 31, 2000 and 54.4% as of March 31, 2000. Deposits as of March 31, 2001 were $24,570,000 or 14.9% greater than at December 31, 2000 and $39,509,000 or 26.4% greater than their levels of March 31, 2000. The growth in deposit liabilities is attributable to the Company's aggressive marketing strategies, particularly in the relatively new Anderson County market.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $807,000 since December 31, 2000 as the result of net income of $406,000 for the first three months of 2001, $41,000 added from the exercise of employee stock options, less $95,000 used to reacquire and retire 5,000 shares of the Company's common stock, plus a $455,000 change in unrealized losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2001 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                             Total
                                                  Tier 1    Capital    Leverage
                                                  ------    -------    --------
Community First Bancorporation .................   13.7%      14.6%      7.6%
Community First Bank ...........................   12.8%      13.7%      7.1%
Minimum "well-capitalized" requirement .........    6.0%      10.0%      5.0%
Minimum requirement ............................    4.0%       8.0%      3.0%

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                                Description
         ---------------                               -----------
             None                                      None

(b)      Reports on Form 8-K.  None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       COMMUNITY FIRST BANCORPORATION

May 10, 2001           /s/ Frederick D. Shepherd, Jr.
------------           ---------------------------------------------------------
    Date               Frederick D. Shepherd, Jr., President and Chief Executive
                       Officer (also principal accounting officer)

                                  Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                                              Description
---------------                                             -----------

         None                                               None