Form 10QSB
period 2001-06-30
COMMUNITY FIRST BANCORP
filed 2001-08-13
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001           Commission File No. 000-29640


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

         Yes   [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,024,367 Shares Outstanding on July 31, 2001.

Transitional Small Business Format (Check one):  Yes [ ]  No    [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                          Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet ...................................     3
           Consolidated Statement of Income .............................     4
           Consolidated Statement of Changes in Shareholders' Equity ....     5
           Consolidated Statement of Cash Flows .........................     6
           Notes to Unaudited Consolidated Financial Statements .........   7-8

Item 2.    Management's Discussion and Analysis .........................  9-11

PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ..........    12

Item 6.    Exhibits and Reports on Form 8-K .............................    12

SIGNATURE ...............................................................    13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                  (Unaudited)
                                                                                                    June 30,            December 31,
                                                                                                       2001                  2000
                                                                                                       -----                 ----
                                                                                                      (Dollars in thousands)
Assets
     Cash and due from banks ...........................................................            $   3,750             $   4,027
     Interest bearing deposits due from banks ..........................................                   12                    16
     Federal funds sold ................................................................               38,614                15,580
     Securities available-for-sale .....................................................               58,890                57,862
     Other investments .................................................................                  480                   386
     Loans .............................................................................              104,010                97,562
         Allowance for loan losses .....................................................               (1,006)               (1,000)
                                                                                                    ---------             ---------
            Loans - net ................................................................              103,004                96,562
     Premises and equipment - net ......................................................                3,313                 3,411
     Accrued interest receivable .......................................................                1,436                 1,376
     Other assets ......................................................................                1,463                 1,846
                                                                                                    ---------             ---------

            Total assets ...............................................................            $ 210,962             $ 181,066
                                                                                                    =========             =========

Liabilities
     Deposits
         Noninterest bearing ...........................................................            $  25,005             $  21,224
         Interest bearing ..............................................................              167,963               143,159
                                                                                                    ---------             ---------
            Total deposits .............................................................              192,968               164,383
     Accrued interest payable ..........................................................                1,796                 1,760
     Other liabilities .................................................................                   45                    29
                                                                                                    ---------             ---------
            Total liabilities ..........................................................              194,809               166,172
                                                                                                    ---------             ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 2,024,367 for 2001 and
         2,022,623 for 2000 ............................................................               14,234                14,383
     Retained earnings .................................................................                1,780                   878
     Accumulated other comprehensive income (loss) .....................................                  139                  (367)
                                                                                                    ---------             ---------
            Total shareholders' equity .................................................               16,153                14,894
                                                                                                    ---------             ---------

            Total liabilities and shareholders' equity .................................            $ 210,962             $ 181,066
                                                                                                    =========             =========







See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                  (Unaudited)
                                                                                             Period Ended June 30,
                                                                                             ---------------------
                                                                                 Three Months                       Six Months
                                                                                 ------------                       ----------
                                                                             2001            2000              2001            2000
                                                                             ----            ----              ----            ----
                                                                                    (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................           $2,252           $1,834           $4,471           $3,508
     Securities
       Taxable .................................................              921              895            1,876            1,782
       Tax-exempt ..............................................                3                3                5                5
     Other investments .........................................                7                7               15               15
     Federal funds sold ........................................              391              167              865              531
                                                                           ------           ------           ------           ------
         Total interest income .................................            3,574            2,906            7,232            5,841
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100M and over ..............................              712              552            1,435            1,110
     Other deposits ............................................            1,513            1,067            3,166            2,170
                                                                           ------           ------           ------           ------
         Total interest expense ................................            2,225            1,619            4,601            3,280
                                                                           ------           ------           ------           ------

Net interest income ............................................            1,349            1,287            2,631            2,561
Provision for loan losses ......................................               95              105              175              182
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            1,254            1,182            2,456            2,379
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              195              129              375              237
     Credit life insurance commissions .........................               12               20               18               32
     Other income ..............................................               45               60               93              111
                                                                           ------           ------           ------           ------
         Total other income ....................................              252              209              486              380
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              404              352              842              706
     Net occupancy expense .....................................               45               44               99               87
     Furniture and equipment expense ...........................               61               65              135              127
     Other expense .............................................              241              233              491              459
                                                                           ------           ------           ------           ------
         Total other expenses ..................................              751              694            1,567            1,379
                                                                           ------           ------           ------           ------

Income before income taxes .....................................              755              697            1,375            1,380
Income tax expense .............................................              259              259              473              499
                                                                           ------           ------           ------           ------
Net income .....................................................           $  496           $  438           $  902           $  881
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.25           $ 0.22           $ 0.45           $ 0.43
     Net income, assuming dilution .............................             0.23             0.20             0.42             0.40

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2000.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                   (Unaudited)
                                                                  Common Stock                            Accumulated
                                                                  ------------                               Other
                                                            Number of                      Retained      Comprehensive
                                                             Shares         Amount         Earnings          Income           Total
                                                             ------         ------         --------          ------           -----
                                                                                     (Dollars in thousands)

Balance, January 1, 2000 ............................      2,002,699      $   14,255      $    1,110     $   (1,629)     $   13,736
                                                                                                                         ----------

Comprehensive income:
    Net income ......................................              -               -             881              -             881
    Change in unrealized holding gains
       and losses on available-for-sale
       securities, net of income taxes ..............              -               -               -             12              12
                                                                                                                         ----------
    Total comprehensive income ......................              -               -               -              -             893
                                                                                                                         ----------
Repurchase and cancellation of common stock .........       (110,000)         (1,900)              -              -          (1,900)
Exercise of employee stock options ..................         16,920              62               -              -              62
                                                          ----------      ----------      ----------     ----------      ----------
Balance, June 30, 2000 ..............................      1,909,619      $   12,417      $    1,991     $   (1,617)     $   12,791
                                                          ==========      ==========      ==========     ==========      ==========



Balance, January 1, 2001 ............................      2,022,623      $   14,383      $      878     $     (367)     $   14,894
                                                                                                                         ----------

Comprehensive income:
    Net income ......................................              -               -             902              -             902
    Change in unrealized holding gains
       and losses on available-for-sale
       securities, net of income taxes ..............              -               -               -            506             506
                                                                                                                         ----------
    Total comprehensive income ......................              -               -               -              -           1,408
                                                                                                                         ----------
Repurchase and cancellation of common stock .........        (10,000)           (190)              -              -            (190)
Exercise of employee stock options ..................         11,744              41               -              -              41
                                                          ----------      ----------      ----------     ----------      ----------
Balance, June 30, 2001 ..............................      2,024,367      $   14,234      $    1,780     $      139      $   16,153
                                                          ==========      ==========      ==========     ==========      ==========






























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                              (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                         2001                 2000
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ............................................................................           $    902            $    881
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                175                 182
            Depreciation ...................................................................                125                 109
            Amortization of net loan fees and costs ........................................                  7                  43
            Securities accretion and premium amortization ..................................                (31)                 (3)
            Increase in interest receivable ................................................                (60)                (80)
            Increase (decrease) in interest payable ........................................                 36                 (15)
            Decrease (increase) in prepaid expenses and other assets .......................                  3                 (24)
            Increase (decrease) in other accrued expenses ..................................                 16                 (23)
            Loss on sale of other real estate ..............................................                  8                   -
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,181               1,070
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (33,133)             (1,974)
     Maturities and calls of available-for-sale securities .................................             32,926                 513
     Purchases of other investments ........................................................                (94)                 (4)
     Net increase in loans made to customers ...............................................             (6,624)            (10,618)
     Purchases of premises and equipment ...................................................                (27)               (158)
     Purchases of real estate held for sale ................................................                  -                  (2)
     Proceeds from sale of other real estate ...............................................                 88                   -
                                                                                                       --------            --------
                Net cash used by investing activities ......................................             (6,864)            (12,243)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................             12,098               9,421
     Net increase (decrease) in certificates of deposit and other
         time deposits .....................................................................             16,487              (3,854)
     Exercise of employee stock options ....................................................                 41                  62
     Repurchase and cancellation of common stock ...........................................               (190)             (1,900)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             28,436               3,729
                                                                                                       --------            --------
Increase (decrease) in cash and cash equivalents ...........................................             22,753              (7,444)
Cash and cash equivalents, beginning .......................................................             19,623              16,965
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 42,376            $  9,521
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                  (Unaudited)
                                                                                              Period Ended June 30,
                                                                                              ---------------------
                                                                                    Three Months                   Six Months
                                                                                    ------------                   ----------
                                                                               2001            2000             2001           2000
                                                                               ----            ----             ----           ----
                                                                                               (Dollars in thousands)

Net income .........................................................          $  496          $  438          $  902          $  881
                                                                              ------          ------          ------          ------
Other comprehensive income:
     Change in unrealized holding gains and
         losses on available-for-sale securities ...................              80              64             790              18
     Income tax expense on other
         comprehensive income ......................................              29              23             284               6
                                                                              ------          ------          ------          ------
            Total other comprehensive income .......................              51              41             506              12
                                                                              ------          ------          ------          ------
Comprehensive income ...............................................          $  547          $  479          $1,408          $  893
                                                                              ======          ======          ======          ======


Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $4,565,000 for the six months ended June 30, 2001, and was
$3,295,000 for the six months ended June 30, 2000. Income tax payments of $435,000 were made during the first six months of 2001, and income tax payments of $521,000 were made in the 2000 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $790,000 during the 2001 six-month period, a related shareholders' equity account increased by $506,000, and the associated deferred income taxes changed by $284,000. Non-cash investment security valuation adjustments increased available-for-sale securities by $18,000 during the 2000 six-month period, a related shareholders' equity account increased by $12,000 and the associated deferred income taxes changed by $6,000. A non-cash transfer of $46,000 was made from loans to other real estate owned during the first six months of 2000.

Nonperforming Loans - As of June 30, 2001, there were $505,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

Transactions with Related Parties - During the first six months of 2001, the Company repurchased and cancelled a total of 10,000 shares of its common stock from two individuals who serve as directors of the Company. One of the parties is also a principal shareholder. The purchase price was $19.00 per share for each of these transactions, totaling $190,000.

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

                                                                                               (Unaudited)
                                                                                          Period Ended June 30,
                                                                                          ---------------------
                                                                             Three Months                        Six Months
                                                                             ------------                        ----------
                                                                       2001               2000             2001              2000
                                                                       ----               ----             ----              ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ..................................        $      496        $      438        $      902        $      881
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         2,024,367         2,025,105         2,025,774         2,064,309
                                                                    ==========        ==========        ==========        ==========

               Net income per share, basic .................        $      .25        $      .22        $      .45        $      .43
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      496        $      438        $      902        $      881
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         2,024,367         2,025,105         2,025,774         2,064,309
Effect of dilutive stock options ...........................           124,364           126,700           120,364           116,250
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,148,731         2,151,805         2,146,138         2,180,559
                                                                    ==========        ==========        ==========        ==========

               Net income per share,
                  assuming dilution ........................        $      .23        $      .20        $      .42        $      .40
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

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $496,000, or $.25 per share, for the second quarter, and $902,000, or $.45 per share, for the first six months of 2001. During 2000, the Company recorded net income of $438,000 or $.22 per share for the second quarter, and $881,000, or $.43 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 2001 was $.23 and $.42, respectively. For the comparable 2000 periods, net income per share, assuming dilution, was $.20 and $.40, respectively. Net income per share figures for 2000 have been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2000.

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

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. The Company had $34,000 ($51,000 FTE) in income from tax-exempt sources during the first six months of 2001 and $5,000 ($8,000 FTE) in such income during the first six months of 2000.

         For the second quarter of 2001, FTE net interest income was $1,357,000, an increase of $67,000 or 5.2% over the comparable 2000 period. For the first six months of 2001, FTE net interest income was $2,649,000, an increase of $85,000 or 3.3% over the first six months of 2000. The increases in FTE net interest income for the 2001 periods resulted primarily from higher amounts of interest earning assets, especially loans and federal funds sold, partially offset by increased interest costs associated with larger amounts of interest bearing liabilities and higher rates paid.

         Average interest earning assets during the 2001 six-month period were $197,566,000, an increase of $39,830,000 or 25.3% over the comparable period of 2000. Average loans for the 2001 six-month period were $101,522,000, an increase of $20,440,000 or 25.2% over the average amount for the same period of 2000. The average yield on interest earning assets decreased by 5 basis points to 7.40% for the 2001 period. Average interest bearing liabilities during the 2001 six-month period were $166,491,000, representing an increase of $34,681,000 or 26.3% over the amount for the same period of 2000. Average time deposits issued in denominations less than $100,000 increased to $67,306,000 for the 2001 six-month period from $45,132,000 in the same 2000 period, representing an increase of 49.1%. The interest rate associated with such deposits increased by 82 basis points to 6.77% for the 2001 six month period. Average time deposits of $100,000 or more increased to $46,142,000 for the 2001 period from $38,028,000 in the 2000 period. The interest rate associated with these deposits increased by 40 basis points to 6.27% for the 2001 six month period.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2001 was 1.82%, a decrease of 63 basis points from 2.45% for the same period of 2000. Net yield on earning assets (net interest income divided by average interest earning assets) was 2.70% for the first six months of 2001, a decrease of 57 basis points from 3.27% for the first six months of 2000.

         Increases in interest earning assets and interest bearing liabilities resulted primarily from the Company's continuing marketing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. De novo branch offices opened in the City of Anderson in January 1999 and in Williamston, South Carolina in the third quarter of 2000. In conjunction with the opening of the Williamston branch office, the banking subsidiary offered special promotional rates on certificates of deposit products, primarily in the Anderson County market. Total time deposits attributed to the Anderson County market area increased by approximately
$29,400,000 in the one-year period ended June 30, 2001. The Company does not expect significant withdrawal of such deposits upon maturity of the time deposits.

         Interest rates continue to be affected by the monetary policies implemented through the actions of the Federal Reserve Bank's Open Market Committee. The Open Market Committee's efforts to effect sustainable economic growth are ongoing and have contributed to interest rate volatility during both 2001 and 2000. Actions taken by the Open Market Committee influence, with varying degrees of correlation, the rates paid by the Company for deposits and other interest bearing liabilities and the rates the Company is able to obtain for loans and other investment instruments. At a minimum, the Open Market Committee's actions establish the general direction that such rates would be expected to move as new investments and funding sources are obtained.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $95,000 for the second quarter of 2001 compared with $105,000 for the second quarter of 2000, and totaled $175,000 for the first six months of 2001 compared with $182,000 for the comparable period of 2000. At June 30, 2001, the allowance for loan losses was .97% of loans, compared with 1.02% of loans at December 31, 2000. During the 2001 six-month period, net charge-offs totaled $169,000, compared with $125,000 charged off during the same period of 2000. As of June 30, 2001, there were $505,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at June 30, 2001 is $207,000 greater than the amount at June 30, 2000 and $164,000 more than the amount of nonaccrual loans as of December 31, 2000. The majority of the nonaccrual loans are secured by real estate and vehicles. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges off the excess amount of the debt.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2001.

Noninterest Income

         Noninterest income totaled $252,000 for the second quarter of 2001, compared with $209,000 for the 2000 quarter. Noninterest income was $486,000 for the first six months of 2001 and $380,000 for the same 2000 period. The higher noninterest income in 2001 was attributable primarily to increased fees derived from service charges and other fees associated with deposit accounts, including fees for ATM usage. There were no realized securities gains or losses in the 2001 or 2000 periods.

Noninterest Expenses

         Noninterest expenses totaled $751,000 for the second quarter of 2001, compared with $694,000 for the 2000 period, representing an increase of $57,000 or 8.2%. Noninterest expenses were $1,567,000 for the first six months of 2001 compared with $1,379,000 for the first half of 2000. Salaries and employee benefits for the 2001 quarter totaled $404,000, an increase of $52,000 from the 2000 three month period. For the first six months of 2001, salaries and employee benefits totaled $842,000 representing an increase of $136,000 or 19.3% over the same period of 2000. This increase resulted from higher numbers of employees, particularly for the new Williamston branch office, and normal increases in salaries and wages granted from time to time.

         Occupancy and furniture and equipment expenses for the second quarter of 2001 totaled $106,000, a decrease of $3,000, or 2.8% from the same period of 2000. Such expenses increased $20,000 or 9.3% during the first half of 2001. These increases resulted primarily from higher depreciation, utilities and equipment maintenance associated with the operation of the branch office facility in Williamston since the third quarter of 2000. Other expenses for the 2001 three-month period totaled $241,000 and were $8,000 more than in 2000. For the 2001 six-month period, other expenses increased by $32,000, or 7.0%, over the 2000 amount to $491,000. These expenses increased primarily due to expenses associated with the operation of the Williamston branch such as expenses for telephone, data communication and operating supplies.

         Management anticipates that expenses associated with the de novo branch office in Williamston will continue to result in comparatively higher amounts of noninterest expenses and cause earnings to be somewhat less than they otherwise would be during the remainder of 2001.

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

         As of June 30, 2001, the ratio of loans to total deposits was 53.9%, compared with 59.4% as of December 31, 2000 and 60.0% as of June 30, 2000. The decrease in the loan-to-deposit ratio for 2001 is generally the result of the volume of deposits growing faster than loans in the Anderson County market area.

          Deposits as of June 30, 2001 increased by $28,585,000 or 17.4% over the amount at December 31, 2000 and were $48,783,000 or 33.8% greater than their level of June 30, 2000. The new operations in Anderson County contributed significantly to the increase in deposits.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity increased by $1,259,000 since December 31, 2000 as the result of net income of $902,000 for the first six months of 2001, $41,000 added from the exercise of employee stock options, plus $506,000 from changes in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects, less $190,000 expended to repurchase and cancel 10,000 shares of the Company's outstanding common stock.

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

         The June 30, 2001 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                Tier 1      Capital     Leverage
                                                ------      -------     --------
Community First Bancorporation ..............    13.8%       14.6%       7.7%
Community First Bank ........................    13.0%       13.8%       7.3%
Minimum "well-capitalized" requirement ......     6.0%       10.0%       5.0%
Minimum requirement .........................     4.0%        8.0%       3.0%

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 24, 2001, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of three directors to hold office for three-year terms:

                                                     SHARES VOTED
                                    --------------------------------------------
                                                                       AUTHORITY
         DIRECTORS                      FOR           AGAINST          WITHHELD
                                        ---           ---------        --------

         Robert H. Edwards          1,254,708           0                 452
         Blake L. Griffith          1,254,708           0                 452
         Gary V. Thrift             1,254,708           0                 452


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2001 annual meeting: R. Theo Harris, Sr. - 2002, James E. McCoy
- 2002,  James E. Turner - 2002,  and  Charles L.  Winchester  - 2002,  Larry S.
Bowman, M.D. - 2003, William M. Brown - 2003, John R, Hamrick - 2003, and Frederick D. Shepherd, Jr. - 2003.

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits.                          None.


(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                COMMUNITY FIRST BANCORPORATION

August 10, 2001                 /s/ Frederick D. Shepherd, Jr.
-----------------               ------------------------------------------------
    Date                        Frederick D. Shepherd, Jr., President and Chief
                                Executive Officer (also principal accounting
                                  officer)

                                  Exhibit Index


Exhibits                   None.