Form 10QSB
period 2001-09-30
COMMUNITY FIRST BANCORP
filed 2001-11-13
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001      Commission File No. 000-29640


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

         Yes   [X]   No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,015,440 Shares Outstanding on October 31, 2001.

Transitional Small Business Format (Check one):  Yes [ ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet ....................................     3
           Consolidated Statement of Income ..............................     4
           Consolidated Statement of Changes in Shareholders' Equity .....     5
           Consolidated Statement of Cash Flows ..........................     6
           Notes to Unaudited Consolidated Financial Statements ..........   7-8

Item 2.    Management's Discussion and Analysis...........................  9-12

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ..............................    13

SIGNATURE ................................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                  (Unaudited)
                                                                                                 September 30,          December 31,
                                                                                                      2001                  2000
                                                                                                      ----                  ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...........................................................            $   4,170             $   4,027
     Interest bearing deposits due from banks ..........................................                   19                    16
     Federal funds sold ................................................................               19,508                15,580
     Securities available-for-sale .....................................................               73,771                57,862
     Other investments .................................................................                  480                   386
     Loans .............................................................................              110,887                97,562
         Allowance for loan losses .....................................................               (1,029)               (1,000)
                                                                                                    ---------             ---------
            Loans - net ................................................................              109,858                96,562
     Premises and equipment - net ......................................................                3,289                 3,411
     Accrued interest receivable .......................................................                1,624                 1,376
     Other assets ......................................................................                1,243                 1,846
                                                                                                    ---------             ---------

            Total assets ...............................................................            $ 213,962             $ 181,066
                                                                                                    =========             =========

Liabilities
     Deposits
         Noninterest bearing ...........................................................            $  25,392             $  21,224
         Interest bearing ..............................................................              169,871               143,159
                                                                                                    ---------             ---------
            Total deposits .............................................................              195,263               164,383
     Accrued interest payable ..........................................................                1,758                 1,760
     Other liabilities .................................................................                  120                    29
                                                                                                    ---------             ---------
            Total liabilities ..........................................................              197,141               166,172
                                                                                                    ---------             ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares authorized;
         issued  and  outstanding - 2,015,440 for 2001 and
         2,022,623 for 2000 ............................................................               14,068                14,383
     Retained earnings .................................................................                2,294                   878
     Accumulated other comprehensive income ............................................                  459                  (367)
                                                                                                    ---------             ---------
            Total shareholders' equity .................................................               16,821                14,894
                                                                                                    ---------             ---------

            Total liabilities and shareholders' equity .................................            $ 213,962             $ 181,066
                                                                                                    =========             =========







See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                               (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                              Three Months                       Nine Months
                                                                              ------------                       -----------
                                                                         2001              2000              2001             2000
                                                                         ----              ----              ----             ----
                                                                                   (Dollars in thousands, except per share)

Interest income
     Loans, including fees .................................           $ 2,268           $ 2,010           $ 6,739           $ 5,518
     Securities
       Taxable .............................................               905               889             2,781             2,671
       Tax-exempt ..........................................                 2                 2                 7                 7
     Other investments .....................................                 8                 8                23                23
     Federal funds sold ....................................               322                59             1,187               590
                                                                       -------           -------           -------           -------
         Total interest income .............................             3,505             2,968            10,737             8,809
                                                                       -------           -------           -------           -------

Interest expense
     Time deposits $100M and over ..........................               682               610             2,117             1,720
     Other deposits ........................................             1,333             1,105             4,499             3,275
                                                                       -------           -------           -------           -------
         Total interest expense ............................             2,015             1,715             6,616             4,995
                                                                       -------           -------           -------           -------

Net interest income ........................................             1,490             1,253             4,121             3,814
Provision for loan losses ..................................               135                70               310               252
                                                                       -------           -------           -------           -------
Net interest income after provision ........................             1,355             1,183             3,811             3,562
                                                                       -------           -------           -------           -------

Other income
     Service charges on deposit accounts ...................               204               159               579               396
     Credit life insurance commissions .....................                 9                16                27                48
     Other income ..........................................                45                61               138               172
                                                                       -------           -------           -------           -------
         Total other income ................................               258               236               744               616
                                                                       -------           -------           -------           -------

Other expenses
     Salaries and employee benefits ........................               453               434             1,295             1,140
     Net occupancy expense .................................                43                46               142               133
     Furniture and equipment expense .......................                48                67               183               194
     Other expense .........................................               276               241               767               700
                                                                       -------           -------           -------           -------
         Total other expenses ..............................               820               788             2,387             2,167
                                                                       -------           -------           -------           -------

Income before income taxes .................................               793               631             2,168             2,011
Income tax expense .........................................               279               218               752               717
                                                                       -------           -------           -------           -------
Net income .................................................           $   514           $   413           $ 1,416           $ 1,294
                                                                       =======           =======           =======           =======

Per share*
     Net income ............................................           $  0.25           $  0.21           $  0.70           $  0.64
     Net income, assuming dilution .........................              0.24              0.19              0.66              0.59

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2000.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                  (Unaudited)

                                                                  Common Stock
                                                                  ------------                             Accumulated
                                                           Number of                       Retained   Other Comprehensive
                                                            Shares          Amount         Earnings         Income          Total
                                                            ------          ------         --------         ------          -----
                                                                                     (Dollars in thousands)

Balance, January 1, 2000 ............................      2,002,699      $   14,255      $    1,110     $   (1,629)     $   13,736
                                                                                                                         ----------
Comprehensive income:
    Net income ......................................              -               -           1,294              -           1,294
    Change in unrealized holding gains
      and losses on available-for-sale
      securities, net of income taxes ...............              -               -               -            256             256
                                                                                                                         ----------
          Total comprehensive income ................              -               -               -              -           1,550
                                                                                                                         ----------
Repurchase and cancellation of common stock .........       (110,000)         (1,900)              -              -          (1,900)
Exercise of employee stock options ..................         17,199              64               -              -              64
                                                          ----------      ----------      ----------     ----------      ----------
Balance, September 30, 2000 .........................      1,909,898      $   12,419      $    2,404     $   (1,373)     $   13,450
                                                          ==========      ==========      ==========     ==========      ==========



Balance, January 1, 2001 ............................      2,022,623      $   14,383      $      878     $     (367)     $   14,894
                                                                                                                         ----------
Comprehensive income:
    Net income ......................................              -               -           1,416              -           1,416
    Change in unrealized holding gains
      and losses on available-for-sale
      securities, net of income taxes ...............              -               -               -            826             826
                                                                                                                         ----------
           Total comprehensive income ...............              -               -               -              -           2,242
                                                                                                                         ----------
Repurchase and cancellation of common stock .........        (19,377)           (359)              -              -            (359)
Exercise of employee stock options ..................         12,194              44               -              -              44
                                                          ----------      ----------      ----------     ----------      ----------
Balance, September 30, 2001 .........................      2,015,440      $   14,068      $    2,294     $      459      $   16,821
                                                          ==========      ==========      ==========     ==========      ==========
































See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                          2001                2000
                                                                                                          ----                ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  1,416            $  1,294
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                310                 252
            Depreciation ...................................................................                173                 170
            Amortization of net loan fees and costs ........................................                  7                  56
            Securities accretion and premium amortization ..................................                (28)                 (5)
            Increase in interest receivable ................................................               (248)               (286)
            (Decrease) increase in interest payable ........................................                 (2)                196
            Decrease (increase) in prepaid expenses and other assets .......................                 20                 (93)
            Increase (decrease) in other accrued expenses ..................................                  2                  (8)
            Loss on sale of other real estate ..............................................                 31                   -
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,681               1,576
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (62,694)             (1,973)
     Maturities of available-for-sale securities ...........................................             48,101                 792
     Purchases of other investments ........................................................                (94)                 (4)
     Net increase in loans made to customers ...............................................            (13,613)            (14,972)
     Purchases of premises and equipment ...................................................                (51)               (307)
     Proceeds from sale of other real estate ...............................................                179                   -
                                                                                                       --------            --------
                Net cash used by investing activities ......................................            (28,172)            (16,464)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              6,612               5,108
     Net increase in certificates of deposit and other
         time deposits .....................................................................             24,268               1,552
     Exercise of employee stock options ....................................................                 44                  64
     Repurchase and cancellation of common stock ...........................................               (359)             (1,900)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             30,565               4,824
                                                                                                       --------            --------
Increase (decrease) in cash and cash equivalents ...........................................              4,074             (10,064)
Cash and cash equivalents, beginning .......................................................             19,623              16,965
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 23,697            $  6,901
                                                                                                       ========            ========










See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report for the year ended December 31, 2000 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Comprehensive Income - The components of other comprehensive income and related tax effects are as follows:

                                                                                                  (Unaudited)
                                                                                           Period Ended September 30,
                                                                                           --------------------------
                                                                                  Three Months                     Nine Months
                                                                                  ------------                     -----------
                                                                               2001           2000             2001           2000
                                                                               ----           ----             ----           ----
                                                                                             (Dollars in thousands)

Net income .........................................................          $  514          $  413          $1,416          $1,294
                                                                              ------          ------          ------          ------
Other comprehensive income:
     Change in unrealized holding gains and
         losses on available-for-sale securities ...................             499             382           1,289             400
     Income tax expense on other
         comprehensive income ......................................             179             138             463             144
                                                                              ------          ------          ------          ------
            Total other comprehensive income .......................             320             244             826             256
                                                                              ------          ------          ------          ------
Comprehensive income ...............................................          $  834          $  657          $2,242          $1,550
                                                                              ======          ======          ======          ======



Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $6,618,000 for the nine months ended September 30, 2001, and was $4,799,000 for the nine months ended September 30, 2000. Income tax payments of $699,000 were made during the first nine months of 2001, and income tax payments of $786,000 were made in the 2000 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $1,289,000 during the 2001 period, a related shareholders' equity account increased by $826,000 and the associated deferred income taxes changed by $463,000. During the 2000 period, non-cash valuation adjustments increased available-for-sale securities by $400,000, increased shareholders' equity by $256,000 and changed deferred income taxes by $144,000. A non-cash transfer of $160,000 was made from loans to other real estate during the first nine months of 2000.

Nonperforming Loans - As of September 30, 2001, there were $445,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of September 30, 2000, there were $75,000 of nonaccrual loans and no loans 90 days or more past due and still accruing.

Transactions with Related Parties - During the first nine months of 2001, the Company repurchased and cancelled 19,377 shares of its common stock from two individuals who serve as directors of the Company. One of the parties is also a principal shareholder. These shares were repurchased at prices ranging from $18.00 to $19.00 per share, totaling $359,000.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Per share information for 2000 has been retroactively adjusted to give effect to a 5% stock dividend effective December 15, 2000. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                              (Unaudited)
                                                                                      Period Ended September 30,
                                                                                      --------------------------
                                                                            Three Months                        Nine Months
                                                                           ------------                          -----------
                                                                       2001             2000               2001                2000
                                                                       ----             ----               ----                ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
Numerator - net income .....................................        $      514        $      413        $    1,416        $    1,294
                                                                    ==========        ==========        ==========        ==========
Denominator
     Weighted average common shares
       issued and outstanding ..............................         2,021,182         2,005,299         2,024,227         2,044,496
                                                                    ==========        ==========        ==========        ==========

               Net income per share, basic .................        $      .25        $      .21        $      .70        $      .64
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      514        $      413        $    1,416        $    1,294
                                                                    ==========        ==========        ==========        ==========
  Denominator
     Weighted average common shares
       issued and outstanding ..............................         2,021,182         2,005,299         2,024,227         2,044,496
     Effect of dilutive stock options ......................           113,414           134,819           121,009           127,054
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,134,596         2,140,118         2,145,236         2,171,550
                                                                    ==========        ==========        ==========        ==========

               Net income per share,
                 assuming dilution .........................        $      .24        $      .19        $      .66        $      .59
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

Results of Operations

         Community First Bancorporation recorded consolidated net income of $514,000, or $.25 per share, for the third quarter, and $1,416,000, or $.70 per share, for the first nine months of 2001. During 2000, the Company recorded net income of $413,000 or $.21 per share for the third quarter, and $1,294,000, or $.64 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 2001 was $.24 and $.66, respectively. For the comparable 2000 periods, net income per share, assuming dilution, was $.19 and $.59, respectively. Net income per share figures for 2000 have been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2000.

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

         For analysis purposes, interest income from tax-exempt loans and investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. The Company had $51,000 ($77,000 FTE) in income from tax-exempt sources during the first nine months of 2001 and $7,000 of income ($11,000 FTE) from those sources in the same period of 2000.

         For the third quarter of 2001, FTE net interest income was $1,498,000, an increase of $245,000 or 19.6% over the comparable 2000 period. For the first nine months of 2001, FTE net interest income was $4,147,000, an increase of $329,000 or 8.6% over the first nine months of 2000. The increases in FTE net interest income for the 2001 periods resulted primarily from larger amounts of average interest earning assets. Those positive effects were significantly offset by lower rates earned on such assets and larger amounts of average interest bearing liabilities. Average interest earning assets during the 2001 nine-month period were $200,489,000, an increase of $45,178,000 or 29.1% over the comparable period of 2000. Average loans for the 2001 nine-month period totaled $103,455,000, an increase of $19,810,000 or 23.7% over the same period of 2000. Average federal funds sold for the 2001 nine-month period were $35,562,000, an increase of $22,399,000 or 170.2% over the same period of 2000.
The average yield on interest earning assets decreased by 40 basis points to 7.18% for the 2001 nine-month period. Average interest bearing liabilities during the 2001 nine-month period were $168,356,000, representing an increase of $39,076,000 or 30.2% over the amount for the same period of 2000. Average time deposits of $100,000 and over increased to $49,034,000 for the 2001 nine-month period from $37,804,000 in the same prior year period. Average other time deposits increased to $68,534,000 in the 2001 period, compared with $45,644,000 in the 2000 period, representing an increase of $22,890,000 or 50.1%. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2001 was 1.93%. The comparable figure for the first nine months of 2000 was 2.42%. Net yield on earning assets (net interest income divided by average interest earning assets) was 2.77% for the first nine months of 2001, a decrease of 51 basis points from 3.28% for the first nine months of 2000.

         Increases in interest earning assets and interest bearing liabilities resulted from the Company's marketing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. De novo branch offices opened in the City of Anderson in January 1999 and in Williamston, South Carolina in the third quarter of 2000. In conjunction with the opening of the Williamston branch office, the banking subsidiary offered special promotional rates on certain certificate of deposit products, primarily in the Anderson County market. The Company does not expect significant withdrawals of such promotional rate time deposits upon their maturity. Total time deposits attributed to the Anderson County market area increased by approximately $13,913,000 or 50.8% in the nine month period ended September 30, 2001, and by approximately $25,908,000 or 168% in the twelve month period then ended.

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

         In addition, the events of, and continuing since, September 11, 2001 led the Open Market Committee to move quickly and decisively to adjust interest rates downward in an effort to provide a stimulus to the faltering U. S. economy. As a result, short-term interest rates were pushed dramatically lower and longer-term interest rates also are near historic lows. These factors likely will impede the Company's ability to reverse the narrowing of its interest spreads and margins in the near term.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $135,000 for the third quarter of 2001 compared with $70,000 for the third quarter of 2000, and totaled $310,000 for the first nine months of 2001 compared with $252,000 for the comparable period of 2000. At September 30, 2001, the allowance for loan losses was .93% of loans, compared with 1.02% of loans at December 31, 2000. During the 2001 nine-month period, net charge-offs totaled $281,000, compared with $179,000 charged off during the same period of 2000. As of September 30, 2001, there were $445,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 2001 is $370,000 more than the amount at September 30, 2000 and $20,000 more than the amount of nonaccrual loans as of December 31, 2000. The majority of the nonaccrual loans are secured by real estate. When the estimated net realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2001.

Noninterest Income

         Noninterest income totaled $258,000 for the third quarter of 2001, compared with $236,000 for the 2000 quarter. Noninterest income was $744,000 for the first nine months of 2001 and $616,000 for the same 2000 period. The higher noninterest income in 2001 was attributable primarily to increased fees derived from charges assessed against deposit accounts and fees for card-based services, including debit and credit card fees and fees for ATM usage. There were no realized securities gains or losses in the 2001 or 2000 periods.

Noninterest Expenses

         Noninterest expenses totaled $820,000 for the third quarter of 2001, compared with $788,000 for the 2000 period, representing an increase of $32,000 or 4.1%. Noninterest expenses were $2,387,000 for the first nine months of 2001 compared with $2,167,000 for the same period of 2000. Salaries and employee benefits for the 2001 quarter totaled $453,000, an increase of $19,000 over the 2000 three month period. For the first nine months of 2001, salaries and employee benefits totaled $1,295,000 representing an increase of $155,000 or 13.6% over the same period of 2000. This increase resulted largely from an increase in number of employees associated with the Company's branch expansions, normal increases in salaries and wages granted from time to time, and higher costs of employment taxes and employee insurance benefits. During the 2001 and 2000 nine-month periods, no amounts were accrued toward year-end incentive bonuses.

         Occupancy and furniture and equipment expenses for the third quarter of 2001 totaled $91,000, a decrease of $22,000, or 19.5% from the amount for the same period of 2000, primarily due to lower maintenance contract costs. Such expenses decreased $2,000 during the first nine months of 2001. Other expenses for the third quarter of 2001 were $35,000 or 14.5% greater than the comparable period of 2000. Such expenses for the nine month period of 2001 were $67,000 or 9.6% more than for the same period of 2000. During the 2001 nine-month period, the Company incurred a loss on the sale of other real estate of $31,000. The Company had no such losses in 2000. Also, expenses incurred in 2001 for conventions and meetings increased by $24,000 over the 2000 amount, primarily due to increased strategic planning activity.

         Management anticipates that higher amounts of noninterest expenses will continue during the remainder of 2001.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by pledging commitments and market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

         As of September 30, 2001, the ratio of loans to total deposits was 56.8%, compared with 59.4% as of December 31, 2000 and 62.5% as of September 30, 2000. The decrease in the loan-to-deposit ratio for 2001 is generally the result of the volume of deposits growing faster than loans, especially in the newer Anderson County market area.

         Deposits as of September 30, 2001 increased by $30,880,000 or 18.8% over the amount at December 31, 2000 and were $49,985,000 or 34.4% greater than their levels of September 30, 2000. Again, the relatively new operations in Anderson County contributed significantly to the increase in deposits.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $1,927,000 since December 31, 2000 as the result of net income of $1,416,000 for the first nine months of 2001, $44,000 added from the exercise of employee stock options, plus $826,000 from changes in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects, less $359,000 expended to repurchase and cancel 19,377 shares of the Company's outstanding common stock.

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

         The September 30, 2001 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                Tier 1      Capital     Leverage
                                                ------      -------     --------
Community First Bancorporation ..............    13.5%       14.4%       7.6%
Community First Bank ........................    12.9%       13.8%       7.3%
Minimum "well-capitalized" requirement ......     6.0%       10.0%       5.0%
Minimum requirement .........................     4.0%        8.0%       3.0%

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits                           None.



(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMMUNITY FIRST BANCORPORATION

November 9, 2001                          /s/ Frederick D. Shepherd, Jr.
-----------------                         --------------------------------------
         Date Frederick D. Shepherd, Jr., President and Chief Executive Officer (also principal accounting officer)