Form 10KSB40
period 2001-12-31
COMMUNITY FIRST BANCORP
filed 2002-03-25
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001     Commission File Number 29640

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for the most recent fiscal year.  $14,990,654

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2002, was approximately $10,637,764. As of March 1, 2002, there were 2,117,170 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2001 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

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

* Incorporated by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990.
The  Bank  operates  from  its  offices  in  Walhalla,   Seneca,   Anderson  and
Williamston, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina; the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina; and the Williamston office is located at 208 East Main Street in Williamston, South Carolina.

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

         As of December 31, 2001, local governmental deposits comprised approximately 25% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2001, the Company employed 48 people.

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

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. The Bank's primary competitors in its Oconee County market area are fourteen other banks and branches of banks and five savings and loan associations and branches and one credit union branch. The Bank's primary competitors in its Anderson County market area are fifty-five banks and branches of banks, seven savings institution branches and seven credit union branches. Additionally, in the conduct of certain banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide. The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors. The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

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

         The Company's and the Bank's December 31, 2001 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2001 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

Item 2.  Description of Property

         (a) The Bank owns in fee simple with no major encumbrances, the real property where its main and branch offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; and 4002 Clemson Boulevard in Anderson, South Carolina. The Bank also owns in fee simple real property at 208 East Main Street in Williamston, South Carolina, where it operates a branch in a temporary facility. Management expects to complete plans and begin construction of a permanent office facility for the Williamston branch in the second quarter of 2002. Management estimates that approximately $750,000 in capital expenditures will be required to build, furnish and equip the new facility. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note G to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 2001 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2001 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Management of the Company -- Management Security Ownership, Positions with the Company and Terms of Office" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

          The information set forth under the caption "Certain Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                                    PART IV

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4                     Split-Dollar   Insurance   Agreement   between
                                  Community Fist Bank and Frederick D. Shepherd, Jr.

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2001

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

(b) No Reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March  21, 2002           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

s/Larry S. Bowman
-------------------------------                  Vice Chairman and Director                       March 21, 2002
(Larry S. Bowman)


-------------------------------                  Director and Secretary                           March __, 2002
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 21, 2002
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 21, 2002
(Blake L. Griffith)


-------------------------------                  Director                                         March __, 2002
(John R. Hamrick)

s/R. Theo Harris, Sr.
-------------------------------                  Director                                         March 21, 2002
(R. Theo Harris, Sr.)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 21, 2002
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 21, 2002
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer


-------------------------------                  Director                                         March __, 2002
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 21, 2002
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 21, 2002
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4                     Split-Dollar   Insurance   Agreement   between
                                  Community Fist Bank and Frederick D. Shepherd, Jr.

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2001

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.