Form 10QSB
period 2002-03-31
COMMUNITY FIRST BANCORP
filed 2002-05-10
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002          Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         South Carolina                                   58-2322486
 ------------------------------                ---------------------------------
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

         Yes  [X]   No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,121,924 Shares Outstanding on April 30, 2002.

Transitional Small Business Format (Check one):  Yes [  ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet ....................................     3
           Consolidated Statement of Income ..............................     4
           Consolidated Statement of Changes
                in Shareholders' Equity ..................................     5
           Consolidated Statement of Cash Flows ..........................     6
           Notes to Unaudited Consolidated Financial Statements ..........     7

Item 2.    Management's Discussion and Analysis ..........................   8-9

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ..............................    10

SIGNATURE ................................................................    11

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                               (Unaudited)
                                                                                                 March 31,              December 31,
                                                                                                   2002                     2001
                                                                                                   ----                     ----
                                                                                                       (Dollars in thousands)
Assets
     Cash and due from banks .......................................................              $   3,886               $   6,063
     Interest bearing deposits due from banks ......................................                     11                      27
     Federal funds sold ............................................................                 32,419                   9,240
     Securities available-for-sale .................................................                 56,604                  71,339
     Other investments .............................................................                    555                     480
     Loans .........................................................................                123,254                 119,744
         Allowance for loan losses .................................................                 (1,469)                 (1,200)
                                                                                                  ---------               ---------
            Loans - net ............................................................                121,785                 118,544
     Premises and equipment - net ..................................................                  3,332                   3,232
     Accrued interest receivable ...................................................                  1,218                   1,467
     Other assets ..................................................................                  1,582                   1,506
                                                                                                  ---------               ---------

            Total assets ...........................................................              $ 221,392               $ 211,898
                                                                                                  =========               =========

Liabilities
     Deposits
         Noninterest bearing .......................................................              $  25,572               $  25,449
         Interest bearing ..........................................................                177,401                 168,071
                                                                                                  ---------               ---------
            Total deposits .........................................................                202,973                 193,520
     Accrued interest payable ......................................................                    805                   1,307
     Other liabilities .............................................................                    160                      55
                                                                                                  ---------               ---------
            Total liabilities ......................................................                203,938                 194,882
                                                                                                  ---------               ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares
         authorized; issued and outstanding - 2,117,170
         for 2002 and 2,117,085 for 2001 ...........................................                 15,734                  15,734
     Retained earnings .............................................................                  1,759                   1,120
     Accumulated other comprehensive income ........................................                    (39)                    162
                                                                                                  ---------               ---------
            Total shareholders' equity .............................................                 17,454                  17,016
                                                                                                  ---------               ---------

            Total liabilities and shareholders' equity .............................              $ 221,392               $ 211,898
                                                                                                  =========               =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                              (Unaudited)
                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                     2002                     2001
                                                                                                     ----                     ----
                                                                                                         (Dollars in thousands,
                                                                                                           except per share)
Interest income
     Loans, including fees ........................................................                 $ 2,249                  $ 2,219
     Securities
       Taxable ....................................................................                     725                      955
       Tax-exempt .................................................................                       2                        2
     Other investments ............................................................                       -                        8
     Federal funds sold ...........................................................                     140                      474
                                                                                                    -------                  -------
         Total interest income ....................................................                   3,116                    3,658
                                                                                                    -------                  -------

Interest expense
     Time deposits $100M and over .................................................                     372                      723
     Other deposits ...............................................................                     868                    1,653
                                                                                                    -------                  -------
         Total interest expense ...................................................                   1,240                    2,376
                                                                                                    -------                  -------

Net interest income ...............................................................                   1,876                    1,282
Provision for loan losses .........................................................                     310                       80
                                                                                                    -------                  -------
Net interest income after provision ...............................................                   1,566                    1,202
                                                                                                    -------                  -------

Other income
     Service charges on deposit accounts ..........................................                     203                      180
     Credit life insurance commissions ............................................                      10                        6
     Loss on sale of available-for-sale security ..................................                      (2)                       -
     Other income .................................................................                      45                       48
                                                                                                    -------                  -------
         Total other income .......................................................                     256                      234
                                                                                                    -------                  -------

Other expenses
     Salaries and employee benefits ...............................................                     466                      438
     Net occupancy expense ........................................................                      52                       54
     Furniture and equipment expense ..............................................                      70                       74
     Other expense ................................................................                     257                      250
                                                                                                    -------                  -------
         Total other expenses .....................................................                     845                      816
                                                                                                    -------                  -------

Income before income taxes ........................................................                     977                      620
Income tax expense ................................................................                     338                      214
                                                                                                    -------                  -------
Net income ........................................................................                 $   639                  $   406
                                                                                                    =======                  =======

Per share*
     Net income ...................................................................                 $  0.30                  $  0.19
     Net income, assuming dilution ................................................                    0.29                     0.18

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 21, 2001.


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                    (Unaudited)


                                                                    Common Stock                          Accumulated
                                                                   --------------                           Other
                                                              Number of                      Retained    Comprehensive
                                                               Shares          Amount        Earnings       Income             Total
                                                               ------          ------        --------       ------             -----
                                                                                  (Dollars in thousands)

Balance, January 1, 2001 .................................     2,022,623     $   14,383     $      878    $     (367)    $   14,894
                                                                                                                         ----------
Comprehensive income:
    Net income ...........................................             -              -            406             -            406
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $255 ......................................             -              -              -           455            455
                                                                                                                         ----------
         Total comprehensive income ......................             -              -              -             -            861
                                                                                                                         ----------
Repurchase and cancellation of common stock ..............        (5,000)           (95)             -             -            (95)
Exercise of employee stock options .......................        11,669             41              -             -             41
                                                              ----------     ----------     ----------    ----------     ----------
Balance, March 31, 2001 ..................................     2,029,292     $   14,329     $    1,284    $       88     $   15,701
                                                              ==========     ==========     ==========    ==========     ==========



Balance, January 1, 2002 .................................     2,117,085     $   15,734     $    1,120    $      162     $   17,016
                                                                                                                         ----------
Comprehensive income:
    Net income ...........................................             -              -            639             -            639
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $113 ......................................             -              -              -          (202)          (202)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $1 .................................             -              -              -             1              1
                                                                                                                         ----------
         Total other comprehensive income ................             -                                                       (201)
                                                                                                                         ----------
           Total comprehensive income ....................                                                                      438
                                                                                                                         ----------
Exercise of employee stock options .......................            85              -              -             -              -
                                                              ----------     ----------     ----------    ----------     ----------
Balance, March 31, 2002 ..................................     2,117,170     $   15,734     $    1,759    $      (39)    $   17,454
                                                              ==========     ==========     ==========    ==========     ==========



























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                March 31,
                                                                                                        2002                 2001
                                                                                                        ----                 ----
                                                                                                           (Dollars in thousands)
Operating Activities
     Net income ............................................................................           $    639            $    406
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                310                  80
            Depreciation ...................................................................                 63                  63
            Amortization of net loan fees and costs ........................................                  3                   8
            Securities accretion and premium amortization ..................................                  4                 (16)
            Loss on sale of available-for-sale security ....................................                  2                   -
            Decrease (increase) in interest receivable .....................................                249                (123)
            (Decrease) increase in interest payable ........................................               (502)                378
            Decrease in prepaid expenses ...................................................                 37                  70
            Increase in other accrued expenses .............................................                105                 119
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................                910                 985
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................             (9,731)            (20,418)
     Maturities, calls and paydowns of available-for-sale securities .......................             21,148              18,207
     Proceeds of sale of available-for-sale security .......................................              2,998                   -
     Purchases of other investments ........................................................                (75)                (94)
     Net increase in loans made to customers ...............................................             (3,554)             (4,711)
     Purchases of premises and equipment ...................................................               (163)                (14)
                                                                                                       --------            --------
                Net cash provided (used) by investing activities ...........................             10,623              (7,030)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              7,288              14,180
     Net increase in certificates of deposit and other
         time deposits .....................................................................              2,165              10,390
     Exercise of employee stock options ....................................................                  -                  41
     Repurchase and cancellation of common stock ...........................................                  -                 (95)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              9,453              24,516
                                                                                                       --------            --------
Increase in cash and cash equivalents ......................................................             20,986              18,471
Cash and cash equivalents, beginning .......................................................             15,330              19,623
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 36,316            $ 38,094
                                                                                                       ========            ========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,742,000 for the three months ended March 31, 2002, and was $1,998,000 for the three months ended March 31, 2001. Income tax payments of $21,000 were made during the first three months of 2002, and income tax payments of $15,000 were made in the 2001 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $315,000 during the 2002 period, a related shareholders' equity account decreased by $202,000 and the associated deferred income taxes changed by $113,000. During the 2001 period, non-cash valuation adjustments increased available-for-sale securities by $710,000, increased shareholders' equity by $455,000 and changed deferred income taxes by $255,000.

Nonperforming Loans - As of March 31, 2002, there were $556,000 in nonaccrual loans and $4,000 in loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 21, 2001. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                             (Unaudited)
                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                     2002                 2001
                                                                                                     -----                ----
                                                                                                     (Dollars in thousands,
                                                                                                    except per share amounts)

Net income per share, basic
Numerator - net income .............................................................              $      639              $      406
                                                                                                  ==========              ==========
Denominator
     Weighted average common shares issued and outstanding .........................               2,117,122               2,128,290
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .30              $      .19
                                                                                                  ==========              ==========

Net income per share, assuming dilution
     Numerator - net income ........................................................              $      639              $      406
                                                                                                  ==========              ==========
     Denominator
          Weighted average common shares issued and outstanding ....................               2,117,122               2,128,290
          Effect of dilutive stock options .........................................                 113,015                 131,284
                                                                                                  ----------              ----------
               Total shares ........................................................               2,230,137               2,259,574
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .29              $      .18
                                                                                                  ==========              ==========

Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's continuing expansion into Anderson County, South Carolina, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $639,000 or $.30 per share for the first quarter of 2002. These results are $233,000, or $.11 per share, more than net income of $406,000 or $.19 per share for the first quarter of 2001. Net income per share, assuming dilution was $.29 for the 2002 period and $.18 for the comparable period of 2001. Net income per share figures for 2001 have been retroactively adjusted to reflect a five percent stock dividend effective December 21, 2001.

         Net interest income is the principal source of the Company's earnings. For analysis purposes, interest income from tax-exempt investments has been adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. For the first quarter of 2002, FTE net interest income was $1,886,000, an increase of $594,000 or 46.0% over the first quarter of 2001. The significant increase in 2002 FTE net interest income is attributable primarily to the positive effects of a 309 basis point reduction in the average cost of interest bearing deposit liabilities during the first quarter of 2002 as compared with the same period of 2001. Despite this substantial decrease in rates offered to depositors, the Company has experienced an increase in the amounts of average deposits. While some of this increase is believed to be a result of lower tolerance for uncertainty among investors and depositors, management also believes that its marketing strategies and high levels of customer service also are responsible for the increases achieved.

         The rate  earned on average  interest  earning  assets  during the 2002 period was only 179 basis points lower than the rate earned during the 2001 first quarter. The Company's average interest earning assets for the 2002 period were $218,672,000, an increase of $22,860,000 or 11.7% over the 2001 period.
Approximately 96.7% of this increase was attributable to growth in the higher yielding loan portfolio. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2002 was 3.08%, an increase of 130 basis points from the 1.78% noted for the same period of 2001. Net yield on earning assets (FTE net interest income divided by average interest earning assets) was 3.50% for the first quarter of 2002, an increase of 85 basis points from the 2.65% for the first three months of 2001.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from two offices located in the cities of Seneca and Walhalla. The Anderson County, South Carolina market represents a relatively new undertaking by the Company. The Company serves Anderson County from two offices. Offices were opened in the City of Anderson on January 4, 1999 and in the town of Williamston during the third quarter of 2000.

Provision and Allowance for Loan Losses

         The provision for loan losses was $310,000 for the first three months of 2002, compared with $80,000 for the comparable period of 2001. At March 31, 2002, the allowance for loan losses was 1.19% of loans, compared with 1.00% of loans at December 31, 2001. During the 2002 three month period, net charge-offs totaled $41,000, compared with $63,000 in net charge offs during the same period of 2001. As of March 31, 2002, there were $556,000 in nonaccrual loans and $4,000 in loans 90 days or more past due and still accruing interest. As of March 31, 2001, there were $436,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The amount of nonaccrual loans at March 31, 2002 is $120,000 more than the amount at March 31, 2001 and $53,000 less than the amount of nonaccrual loans as of December 31, 2001.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2002.

Noninterest Income

         Noninterest income totaled $256,000 for the first quarter of 2002, compared with $234,000 for the 2001 quarter. The higher noninterest income in 2002 was attributable primarily to increased service charges on deposit accounts. Such service charges increased to $203,000 for the 2002 period from $180,000 for the 2001 period. A $2,000 loss was realized on the sale of a security in the 2002 period.


Noninterest Expenses

         Noninterest expenses totaled $845,000 for the first quarter of 2002, compared with $816,000 for 2001, representing an increase of $31,000 or 3.8%. Salaries and employee benefits increased by $28,000, or 6.4%, to $466,000 for the 2002 period. This increase resulted primarily from normal salary increases, which are granted from time to time, and increases in the number of employees (49 in 2002 compared with 47 in 2001) associated with the Company's growth. Occupancy and furniture and equipment expenses for 2002 decreased by $6,000 compared with 2001 primarily as a result of lower equipment maintenance costs. Other expenses for the 2002 period were $7,000 greater than in 2001 primarily due to higher software expenses related to an upgrading of the subsidiary bank's core data processing applications.


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

         As of March 31, 2002, the ratio of loans to total deposits was 60.7%, compared with 61.9% as of December 31, 2001 and 54.1% as of March 31, 2001. Deposits as of March 31, 2002 were $202,973,000, an increase of $9,453,000 or 4.9% over the amount as of December 31, 2001, and $14,020,000 or 7.4% greater than the level of March 31, 2001. The growth in deposit liabilities is attributable to the Company's aggressive marketing strategies, particularly in the relatively new Anderson County market.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $438,000 since December 31, 2001 as the result of net income of $639,000 for the first three months of 2002, less a $201,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2002 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                              Total
                                                   Tier 1    Capital   Leverage
                                                   ------    -------   --------
Community First Bancorporation .................   13.4%      14.5%      7.7%
Community First Bank ...........................   12.8%      14.0%      7.4%
Minimum "well-capitalized" requirement .........    6.0%      10.0%      5.0%
Minimum requirement ............................    4.0%       8.0%      3.0%

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                        Description
         ---------------                       ------------
             None                                 None

(b)      Reports on Form 8-K.   None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       COMMUNITY FIRST BANCORPORATION

May 10, 2002                           /s/ Frederick D. Shepherd, Jr.
-----------------                      -----------------------------------------
   Date                                Frederick D. Shepherd, Jr., President and
                                       Chief Executive Officer (also principal
                                       accounting officer)