Form 10QSB
period 2002-06-30
COMMUNITY FIRST BANCORP
filed 2002-08-12
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002           Commission File No. 000-29640


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

         Yes  [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,___,___ Shares Outstanding on July 31, 2002.

Transitional Small Business Format (Check one):  Yes [ ]    No   [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet ....................................    3
            Consolidated Statement of Income ..............................    4
            Consolidated Statement of Changes in Shareholders' Equity .....    5
            Consolidated Statement of Cash Flows ..........................    6
            Notes to Unaudited Consolidated Financial Statements ..........  7-8

Item 2.     Management's Discussion and Analysis .......................... 9-12

PART II -   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders ...........   13

Item 6.     Exhibits and Reports on Form 8-K ..............................   13

SIGNATURE .................................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                      June 30,          December 31,
                                                                                                         2002              2001
                                                                                                         ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................           $   4,360            $   6,063
     Interest bearing deposits due from banks ............................................                  18                   27
     Federal funds sold ..................................................................              18,039                9,240
     Securities available-for-sale .......................................................              56,501               71,339
     Other investments ...................................................................                 555                  480
     Loans ...............................................................................             131,647              119,744
         Allowance for loan losses .......................................................              (1,648)              (1,200)
                                                                                                     ---------            ---------
            Loans - net ..................................................................             129,999              118,544
     Premises and equipment - net ........................................................               3,295                3,232
     Accrued interest receivable .........................................................               1,345                1,467
     Other assets ........................................................................               1,570                1,506
                                                                                                     ---------            ---------

            Total assets .................................................................           $ 215,682            $ 211,898
                                                                                                     =========            =========

Liabilities
     Deposits
         Noninterest bearing .............................................................           $  26,114            $  25,449
         Interest bearing ................................................................             169,986              168,071
                                                                                                     ---------            ---------
            Total deposits ...............................................................             196,100              193,520
     Accrued interest payable ............................................................                 962                1,307
     Other liabilities ...................................................................                  41                   55
                                                                                                     ---------            ---------
            Total liabilities ............................................................             197,103              194,882
                                                                                                     ---------            ---------

Shareholders' equity
     Common stock - no par  value;  10,000,000 shares authorized;
         issued and outstanding - 2,122,021 for 2002 and
         2,117,085 for 2001 ..............................................................              15,753               15,734
     Retained earnings ...................................................................               2,447                1,120
     Accumulated other comprehensive income ..............................................                 379                  162
                                                                                                     ---------            ---------
            Total shareholders' equity ...................................................              18,579               17,016
                                                                                                     ---------            ---------

            Total liabilities and shareholders' equity ...................................           $ 215,682            $ 211,898
                                                                                                     =========            =========







See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                  (Unaudited)
                                                                                             Period Ended June 30,
                                                                                             ---------------------
                                                                                   Three Months                   Six Months
                                                                                   ------------                   ----------
                                                                               2002           2001           2002             2001
                                                                               ----           ----           ----             ----
                                                                                   (Dollars in thousands, except per share)

Interest income
     Loans, including fees ........................................         $ 2,348         $ 2,252         $ 4,597          $ 4,471
     Securities
       Taxable ....................................................             693             921           1,418            1,876
       Tax-exempt .................................................               3               3               5                5
     Other investments ............................................               7               7               7               15
     Federal funds sold ...........................................              99             391             239              865
                                                                            -------         -------         -------          -------
         Total interest income ....................................           3,150           3,574           6,266            7,232
                                                                            -------         -------         -------          -------

Interest expense
     Time deposits $100M and over .................................             376             712             748            1,435
     Other deposits ...............................................             758           1,513           1,626            3,166
                                                                            -------         -------         -------          -------
         Total interest expense ...................................           1,134           2,225           2,374            4,601
                                                                            -------         -------         -------          -------

Net interest income ...............................................           2,016           1,349           3,892            2,631
Provision for loan losses .........................................             350              95             660              175
                                                                            -------         -------         -------          -------
Net interest income after provision ...............................           1,666           1,254           3,232            2,456
                                                                            -------         -------         -------          -------

Other income
     Service charges on deposit accounts ..........................             197             195             400              375
     Credit life insurance commissions ............................              13              12              23               18
     Loss on sale of available-for-sale security ..................               -               -              (2)               -
     Other income .................................................              55              45             100               93
                                                                            -------         -------         -------          -------
         Total other income .......................................             265             252             521              486
                                                                            -------         -------         -------          -------

Other expenses
     Salaries and employee benefits ...............................             466             404             932              842
     Net occupancy expense ........................................              44              45              96               99
     Furniture and equipment expense ..............................              62              61             132              135
     Other expense ................................................             273             241             530              491
                                                                            -------         -------         -------          -------
         Total other expenses .....................................             845             751           1,690            1,567
                                                                            -------         -------         -------          -------

Income before income taxes ........................................           1,086             755           2,063            1,375
Income tax expense ................................................             398             259             736              473
                                                                            -------         -------         -------          -------
Net income ........................................................         $   688         $   496         $ 1,327          $   902
                                                                            =======         =======         =======          =======

Per share*
     Net income ...................................................         $  0.32         $  0.23         $  0.62          $  0.42
     Net income, assuming dilution ................................            0.31            0.22            0.60             0.40

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 21, 2001.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                                   Common Stock                            Accumulated
                                                                  --------------                          Comprehensive
                                                              Number of                      Retained          Other
                                                               Shares         Amount         Earnings         Income        Total
                                                               ------         ------         --------         ------        -----
                                                                                     (Dollars in thousands)

Balance, January 1, 2001 .................................     2,022,623     $   14,383     $      878    $     (367)    $   14,894
                                                                                                                         ----------

Comprehensive income:
    Net income ...........................................             -              -            902             -            902
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $284 .....             -              -              -           506            506
                                                                                                                         ----------
        Total comprehensive income .......................             -              -              -             -          1,408
                                                                                                                         ----------
Repurchase and cancellation of common stock ..............       (10,000)          (190)             -             -           (190)
Exercise of employee stock options .......................        11,744             41              -             -             41
                                                              ----------     ----------     ----------    ----------     ----------
Balance, June 30, 2001 ...................................     2,024,367     $   14,234     $    1,780    $      139     $   16,153
                                                              ==========     ==========     ==========    ==========     ==========



Balance, January 1, 2002 .................................     2,117,085     $   15,734     $    1,120    $      162     $   17,016
                                                                                                                         ----------

Comprehensive income:
    Net income ...........................................             -              -          1,327             -          1,327
                                                                                                                         ----------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $121 .....             -              -              -           216            216
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 ......             -              -              -             1              1
                                                                                                                         ----------
        Total other comprehensive income .................             -              -              -             -            217
                                                                                                                         ----------
          Total comprehensive income .....................             -              -              -             -          1,544
                                                                                                                         ----------
Exercise of employee stock options .......................         4,936             19              -             -             19
                                                              ----------     ----------     ----------    ----------     ----------
Balance, June 30, 2002 ...................................     2,122,021     $   15,753     $    2,447    $      379     $   18,579
                                                              ==========     ==========     ==========    ==========     ==========




























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                          2002               2001
                                                                                                          ----               ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  1,327            $    902
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                660                 175
            Depreciation ...................................................................                122                 125
            Amortization of net loan fees and costs ........................................                  6                   7
            Securities accretion and premium amortization ..................................                 14                 (31)
            Loss on sale of available-for-sale security ....................................                  2                   -
            Decrease (increase) in interest receivable .....................................                122                 (60)
            (Decrease) increase in interest payable ........................................               (345)                 36
            (Increase) decrease in prepaid expenses and other assets .......................               (158)                  3
            (Decrease) increase in other accrued expenses ..................................                (16)                 16
            Loss on sale of other real estate ..............................................                  -                   8
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,734               1,181
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (17,962)            (33,133)
     Maturities and calls of available-for-sale securities .................................             30,124              32,926
     Proceeds of sale of available-for-sale security .......................................              2,998                   -
     Purchases of other investments ........................................................                (75)                (94)
     Net increase in loans made to customers ...............................................            (12,146)             (6,624)
     Purchases of premises and equipment ...................................................               (185)                (27)
     Proceeds from sale of other real estate ...............................................                  -                  88
                                                                                                       --------            --------
                Net cash used by investing activities ......................................              2,754              (6,864)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              2,334              12,098
     Net increase in certificates of deposit and other
         time deposits .....................................................................                246              16,487
     Exercise of employee stock options ....................................................                 19                  41
     Repurchase and cancellation of common stock ...........................................                  -                (190)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              2,599              28,436
                                                                                                       --------            --------
Increase in cash and cash equivalents ......................................................              7,087              22,753
Cash and cash equivalents, beginning .......................................................             15,330              19,623
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 22,417            $ 42,376
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                    (Unaudited)
                                                                                               Period Ended June 30,
                                                                                               ---------------------
                                                                                     Three Months                  Six Months
                                                                                     ------------                  ----------
                                                                                  2002          2001          2002            2001
                                                                                  ----          ----          ----            ----
                                                                                               (Dollars in thousands)

Net income .............................................................       $   688        $   496        $ 1,327        $   902
                                                                               -------        -------        -------        -------
Other comprehensive income:
     Unrealized holding gains and
         (losses) on available-for-sale securities
         arising during the period .....................................           652             80            337            790
     Income tax (expense) benefit on unrealized
         holding gains and losses arising
         during the period .............................................          (234)           (29)          (121)          (284)
     Reclassification adjustment for (gains) or losses
         realized in income during the period ..........................             -              -              2              -
     Income tax expense or (benefit) on gains
         or losses realized in income during the period ................             -              -             (1)             -
                                                                               -------        -------        -------        -------
Total other comprehensive income .......................................           418             51            217            506
                                                                               -------        -------        -------        -------
Comprehensive income ...................................................       $ 1,106        $   547        $ 1,544        $ 1,408
                                                                               =======        =======        =======        =======


Statement of Cash Flows - Interest paid on deposits and other borrowings was $2,719,000 for the six months ended June 30, 2002, and $4,565,000 for the six months ended June 30, 2001. Income tax payments of $863,000 were made during the first six months of 2002, and income tax payments of $435,000 were made in the 2001 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $337,000 during the 2002 six-month period, a related shareholders' equity account increased by $217,000, and the associated deferred income taxes changed by $121,000. Non-cash investment security valuation adjustments increased available-for-sale securities by $790,000 during the 2001 six-month period, a related shareholders' equity account increased by $506,000 and the associated deferred income taxes changed by $284,000. A non-cash transfer of $25,000 was made from loans to other real estate owned during the first six months of 2002.

Nonperforming Loans - As of June 30, 2002, there were $200,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

Transactions with Related Parties - During the first six months of 2001, the Company repurchased for $190,000 and cancelled a total of 10,000 shares of its common stock from two individuals who serve as directors of the Company. One of the parties is also a principal shareholder.

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

                                                                                            (Unaudited)
                                                                                        Period Ended June 30,
                                                                                        ---------------------
                                                                            Three Months                         Six Months
                                                                            ------------                         ----------
                                                                       2002             2001               2002               2001
                                                                       ----             ----               ----               ----
                                                                              (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...................................        $      688        $      496        $    1,327        $      902
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         2,120,442         2,125,585         2,118,791         2,127,063
                                                                    ==========        ==========        ==========        ==========

               Net income per share, basic .................        $      .32        $      .23        $      .62        $      .42
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      688        $      496        $    1,327        $      902
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         2,120,442         2,125,585         2,118,791         2,127,063
  Effect of dilutive stock options .........................           106,292           130,582           108,837           126,382
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,226,734         2,256,167         2,227,628         2,253,445
                                                                    ==========        ==========        ==========        ==========

               Net income per share,
                 assuming dilution .........................        $      .31        $      .22        $      .60        $      .40
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

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $688,000, or $.32 per share, for the second quarter, and $1,327,000, or $.62 per share, for the first six months of 2002. During 2001, the Company recorded net income of $496,000 or $.23 per share for the second quarter, and $902,000, or $.42 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 2002 was $.31 and $.60, respectively. For the comparable 2001 periods, net income per share, assuming dilution, was $.22 and $.40, respectively. Net income per share figures for 2001 have been retroactively adjusted to reflect a 5% stock dividend effective December 21, 2001.

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

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. The Company had $30,000 ($46,000 FTE) in income from tax-exempt sources during the first six months of 2002 and $34,000 ($51,000 FTE) in such income during the first six months of 2001.

         For the second quarter of 2002, FTE net interest income was $2,022,000, an increase of $665,000 or 49.0% over the comparable 2001 period. For the first six months of 2002, FTE net interest income was $3,908,000, an increase of $1,259,000 or 47.5% over the first six months of 2001. The increases in FTE net interest income for the 2002 six month period resulted primarily from higher amounts of interest earning assets, especially in the higher-yielding loan category, and significantly lower rates paid for interest-bearing deposits.

         Average interest earning assets during the 2002 six-month period were $214,388,000, an increase of $16,822,000 or 8.5% over the comparable period of 2001. Average loans for the 2002 six-month period were $124,359,000, an increase of $22,837,000 or 22.5% over the average amount for the same period of 2001. The average yield on interest earning assets decreased by 149 basis points to 5.91% for the 2002 period. Average interest bearing liabilities during the 2002 six-month period were $179,949,000, representing an increase of $13,458,000 or 8.1% over the amount for the same period of 2001. Average time deposits issued in denominations less than $100,000 decreased to $66,432,000 for the 2002 six-month period from $67,306,000 in the same 2001 period, representing a decrease of 1.3%. The average interest rate associated with such deposits decreased by 293 basis points to 3.84% for the 2002 six month period. Average time deposits of $100,000 or more increased to $52,514,000 for the 2002 period from $46,142,000 in the 2001 period. The average interest rate associated with these deposits decreased by 340 basis points to 2.87% for the 2002 six month period.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2002 was 3.25%, an increase of 143 basis points from 1.82% for the same period of 2001. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.68% for the first six months of 2002, an increase of 98 basis points from 2.70% for the first six months of 2001.

         Increases in interest earning assets and interest bearing liabilities resulted primarily from the Company's continuing marketing strategies to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. De novo branch offices opened in the City of Anderson in January 1999 and in Williamston, South Carolina in the third quarter of 2000. In conjunction with the opening of the Williamston branch office, the banking subsidiary offered special promotional rates on certificates of deposit products, primarily in the Anderson County market. As a result, total time deposits attributed to the Anderson County market area increased by approximately $29,400,000 in the one-year period ended June 30, 2001. In the period since June 30, 2001, however, the Company has realigned the rates it offers for time deposit liabilities to more closely reflect market rates. Coincidentally, there has been a significant decrease in the Company's growth in deposits. Loan demand continues to be strong, in part because the low rates currently offered allow consumers and businesses to either refinance their debts and realize lower payments or borrow larger amounts of money without increasing their monthly or other payments.

         Interest rates are influenced by the monetary policies implemented through the actions of the Federal Reserve Bank's Open Market Committee. The Open Market Committee's efforts to effect sustainable economic growth are ongoing and, during the first six months of 2002, very little action was taken by the Committee. Low, but stable, interest rates prevailed throughout the 2002 six months as the central bank continues to provide stimulus to the national economy. During the first six months of 2001, however, the Committee's actions contributed to a high degree of interest rate volatility as shorter-term interest rates were reduced throughout that period. Actions taken by the Open Market Committee influence, with varying degrees of correlation, the rates paid by the Company for deposits and other interest bearing liabilities and the rates the Company is able to obtain for loans and other investment instruments. At a minimum, the Open Market Committee's actions establish the general direction that such rates would be expected to move as new investments and funding sources are obtained.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $350,000 for the second quarter of 2002 compared with $95,000 for the second quarter of 2001, and totaled $660,000 for the first six months of 2002 compared with $175,000 for the comparable period of 2001. At June 30, 2002, the allowance for loan losses was 1.25% of loans, compared with 1.00% of loans at December 31, 2001. During the 2002 six-month period, net charge-offs totaled $212,000, compared with $169,000 charged off during the same period of 2001. As of June 30, 2002, there were $200,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest, collectively referred to as impaired loans. The amount of nonaccrual loans at June 30, 2002 is $305,000 less than the amount at June 30, 2001 and $410,000 less than the amount of nonaccrual loans as of December 31, 2001. The majority of the nonaccrual loans are secured by real estate and vehicles. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges off the excess amount of the debt.

         As of June 30, 2002, the Company's potential problem loans totaled $1,637,000, an increase of $757,000, or 86%, over the amount of such loans as of December 31, 2001. Potential problem loans include loans, other than impaired loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The majority of the potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

         During the first six months of 2002, the Company's net increase in loans made to customers was $12,146,000, compared with $6,624,000 in net loans made to customers in the first six months of 2001. Significant amounts of loan originations have been generated in the relatively newer Anderson County market and higher levels of inherent risk are perceived, particularly in the commercial segment of the loan portfolio.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2002.

Noninterest Income

         Noninterest income totaled $265,000 for the second quarter of 2002, compared with $252,000 for the 2001 quarter. Noninterest income was $521,000 for the first six months of 2002 and $486,000 for the same 2001 period. The higher noninterest income in 2002 was attributable primarily to increased fees derived from service charges and other fees associated with deposit accounts, including fees for ATM usage. The Company realized a $2,000 loss on the sale of an available-for-sale security in the 2002 six-month period. There were no realized securities gains or losses in the 2001 period.

Noninterest Expenses

         Noninterest expenses totaled $845,000 for the second quarter of 2002, compared with $751,000 for the 2001 period, representing an increase of $94,000 or 12.5%. Noninterest expenses were $1,690,000 for the first six months of 2002 compared with $1,567,000 for the first half of 2001. Salaries and employee benefits for the 2002 quarter totaled $466,000, an increase of $62,000 over the 2001 three month period. For the first six months of 2002, salaries and employee benefits totaled $932,000 representing an increase of $90,000 or 10.7% over the same period of 2001. This increase resulted primarily from normal increases in salaries and wages granted from time to time. The Company has also added a full-time loan collector and an officer devoted to originating home mortgage loans.

         Occupancy and furniture and equipment expenses for the second quarter of 2002 totaled $106,000, an amount unchanged as compared with the same period of 2001. Such expenses decreased $6,000 or 2.6% during the first half of 2002. The number and locations of the Company's offices was stable during all comparable periods. Other expenses for the 2002 three-month period totaled $273,000 and were $32,000 more than in 2001. For the 2002 six-month period, other expenses increased by $39,000, or 7.9%, over the 2001 amount to $530,000. These expenses increased primarily due to the Company's increasing its internal communications capabilities and higher postage and freight expenses resulting from both higher account volumes and increased postal rates. Management continues to emphasize cost control measures where possible.

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

         As of June 30, 2002, the ratio of loans to total deposits was 67.1%, compared with 61.9% as of December 31, 2001 and 53.9% as of June 30, 2001. The increase in the loan-to-deposit ratio for 2002 generally is the result of the Company's recent emphasis on generating quality loans throughout its market areas. In prior periods, deposit acquisition was primarily emphasized in the relatively new Anderson County market.

         Deposits as of June 30, 2002 increased by $2,580,000 or 1.3% over the amount at December 31, 2001 and were $3,132,000 or 1.6% greater than their level of June 30, 2001.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity increased by $1,563,000 since December 31, 2001 as the result of net income of $1,327,000 for the first six months of 2002, $19,000 added from the exercise of employee stock options, plus $217,000 in other comprehensive income, primarily unrealized gains arising during the period on available-for-sale securities.

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

         The June 30, 2002 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                Tier 1      Capital     Leverage
                                                ------      -------     --------
Community First Bancorporation                    13.2%       14.4%        8.3%
Community First Bank                              12.6%       13.8%        8.0%
Minimum "well-capitalized" requirement             6.0%       10.0%        5.0%
Minimum requirement                                4.0%        8.0%        3.0%

Commitments to Extend Credit

In the normal course of business, the Bank is party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit. Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                         June 30,
                                                          2002
                                                          ----
Loan commitments ........................             $11,336,000
Standby letters of credit ...............                 319,000


Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee. Many of the commitments are expected to expire without being fully drawn; therefore, the total amount of loan commitments does not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include commercial and residential real properties, accounts receivable, inventory and equipment.

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.

As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises. Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 23, 2002, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of three directors to hold office for three-year terms:

                                                      SHARES VOTED
                                     -------------------------------------------
                                                                     AUTHORITY
         DIRECTORS                       FOR          AGAINST        WITHHELD
                                         ---          -------        ----------

         R. Theo Harris, Sr.         1,255,817            0               0
         James E. McCoy              1,255,404          413               0
         James E. Turner             1,255,817            0               0
         Charles L. Winchester       1,251,626        4,191               0


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2002 annual meeting: Larry S. Bowman, M.D. - 2003, William M. Brown - 2003, John R, Hamrick - 2003, Frederick D. Shepherd, Jr. - 2003; Robert
H. Edwards - 2004, Blake L. Griffith - 2004, and Gary V. Thrift - 2004.

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits.                          None.


(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORPORATION

August 9, 2002                        /s/ Frederick D. Shepherd, Jr.
-----------------                     ------------------------------------------
         Date                         Frederick D. Shepherd, Jr., President and
                                      Chief Executive  Officer (also principal
                                      accounting officer)

                                  Exhibit Index


Exhibits                   None.