Form 10QSB
period 2002-09-30
COMMUNITY FIRST BANCORP
filed 2002-11-12
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002      Commission File No. 000-29640


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

         Yes  [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,125,814 Shares Outstanding on October 31, 2002.

Transitional Small Business Format (Check one):      Yes  [ ]   No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet ................................     3
              Consolidated Statement of Income ..........................     4
              Consolidated Statement of Changes
                 in Shareholders' Equity ................................     5
              Consolidated Statement of Cash Flows ......................     6
              Notes to Unaudited Consolidated Financial Statements ......   7-8

Item 2.       Management's Discussion and Analysis ......................  9-12

Item 3.       Controls and Procedures ...................................    12

PART II -     OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ..........................    13

SIGNATURE ...............................................................    14

CERTIFICATION ...........................................................    15

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                      (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                          2002              2001
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   4,115          $   6,063
     Interest bearing deposits due from banks ................................................                25                 27
     Federal funds sold ......................................................................             8,543              9,240
     Securities available-for-sale ...........................................................            65,900             71,339
     Other investments .......................................................................               554                480
     Loans held for sale .....................................................................               200                  -
     Loans ...................................................................................           135,904            119,744
         Allowance for loan losses ...........................................................            (1,813)            (1,200)
                                                                                                       ---------          ---------
            Loans - net ......................................................................           134,291            118,544
     Premises and equipment - net ............................................................             3,371              3,232
     Accrued interest receivable .............................................................             1,422              1,467
     Other assets ............................................................................             1,461              1,506
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 219,682          $ 211,898
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  24,880          $  25,449
         Interest bearing ....................................................................           174,444            168,071
                                                                                                       ---------          ---------
            Total deposits ...................................................................           199,324            193,520
     Accrued interest payable ................................................................               979              1,307
     Other liabilities .......................................................................                41                 55
                                                                                                       ---------          ---------
            Total liabilities ................................................................           200,344            194,882
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 2,122,021 for 2002 and
         2,117,085 for 2001 ..................................................................            15,753             15,734
     Retained earnings .......................................................................             3,191              1,120
     Accumulated other comprehensive income ..................................................               394                162
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            19,338             17,016
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 219,682          $ 211,898
                                                                                                       =========          =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                  Three Months                    Nine Months
                                                                                  ------------                    -----------
                                                                               2002           2001           2002            2001
                                                                               ----           ----           ----            ----
                                                                                      (Dollars in thousands, except per share)

Interest income
     Loans, including fees ........................................         $ 2,496         $ 2,268         $ 7,093          $ 6,739
     Securities
       Taxable ....................................................             597             905           2,015            2,781
       Tax-exempt .................................................               2               2               7                7
     Other investments ............................................               8               8              15               23
     Federal funds sold ...........................................              85             322             324            1,187
                                                                            -------         -------         -------          -------
         Total interest income ....................................           3,188           3,505           9,454           10,737
                                                                            -------         -------         -------          -------

Interest expense
     Time deposits $100M and over .................................             400             682           1,148            2,117
     Other deposits ...............................................             744           1,333           2,370            4,499
                                                                            -------         -------         -------          -------
         Total interest expense ...................................           1,144           2,015           3,518            6,616
                                                                            -------         -------         -------          -------

Net interest income ...............................................           2,044           1,490           5,936            4,121
Provision for loan losses .........................................             270             135             930              310
                                                                            -------         -------         -------          -------
Net interest income after provision ...............................           1,774           1,355           5,006            3,811
                                                                            -------         -------         -------          -------

Other income
     Service charges on deposit accounts ..........................             249             204             649              579
     Credit life insurance commissions ............................               7               9              30               27
     Loss on sale of available-for-sale security ..................               -               -              (2)               -
     Other income .................................................              68              45             168              138
                                                                            -------         -------         -------          -------
         Total other income .......................................             324             258             845              744
                                                                            -------         -------         -------          -------

Other expenses
     Salaries and employee benefits ...............................             526             453           1,458            1,295
     Net occupancy expense ........................................              46              43             142              142
     Furniture and equipment expense ..............................              71              48             203              183
     Other expense ................................................             293             276             823              767
                                                                            -------         -------         -------          -------
         Total other expenses .....................................             936             820           2,626            2,387
                                                                            -------         -------         -------          -------

Income before income taxes ........................................           1,162             793           3,225            2,168
Income tax expense ................................................             418             279           1,154              752
                                                                            -------         -------         -------          -------
Net income ........................................................         $   744         $   514         $ 2,071          $ 1,416
                                                                            =======         =======         =======          =======

Per share*
     Net income ...................................................         $  0.35         $  0.24         $  0.98          $  0.67
     Net income, assuming dilution ................................            0.33            0.23            0.93             0.63

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 21, 2001.


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                                       Common Stock                        Accumulated
                                                                       ------------                           Other
                                                               Number of                       Retained   Comprehensive
                                                                Shares          Amount         Earnings      Income         Total
                                                                ------          ------         --------      ------         -----
                                                                                    (Dollars in thousands)

Balance, January 1, 2001 .................................     2,022,623     $   14,383     $      878    $     (367)    $   14,894
                                                                                                                         ----------
Comprehensive income:
    Net income ...........................................             -              -          1,416             -          1,416
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $463 .....             -              -              -           826            826
                                                                                                                        ----------
         Total comprehensive income ......................             -              -              -             -          2,242
                                                                                                                         ----------
Repurchase and cancellation of common stock ..............       (19,377)          (359)             -             -           (359)
Exercise of employee stock options .......................        12,194             44              -             -             44
                                                              ----------     ----------     ----------    ----------     ----------
Balance, September 30, 2001 ..............................     2,015,440     $   14,068     $    2,294    $      459     $   16,821
                                                              ==========     ==========     ==========    ==========     ==========



Balance, January 1, 2002 .................................     2,117,085     $   15,734     $    1,120    $      162     $   17,016
                                                                                                                         ----------
Comprehensive income:
    Net income ...........................................             -              -          2,071             -          2,071
                                                                                                                         ----------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $128 .....             -              -              -           231            231
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 ......             -              -              -             1              1
                                                                                                                         ----------
         Total other comprehensive income ................             -              -              -             -            232
                                                                                                                         ----------
            Total comprehensive income ...................             -              -              -             -          2,303
                                                                                                                         ----------
Repurchase and cancellation of common stock ..............             -              -              -             -              -
Exercise of employee stock options .......................         4,936             19              -             -             19
                                                              ----------     ----------     ----------    ----------     ----------
Balance, September 30, 2002 ..............................     2,122,021     $   15,753     $    3,191    $      394     $   19,338
                                                              ==========     ==========     ==========    ==========     ==========





























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                              (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                        2002                 2001
                                                                                                        ----                 ----
                                                                                                        (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  2,071            $  1,416
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                930                 310
            Depreciation ...................................................................                183                 173
            Amortization of net loan fees and costs ........................................                 (6)                  7
            Securities accretion and premium amortization ..................................                 61                 (28)
            Loss on sale of available-for-sale security ....................................                  2                   -
            Decrease (increase) in interest receivable .....................................                 45                (248)
            Decrease in interest payable ...................................................               (328)                 (2)
            (Decrease) increase in prepaid expenses and other assets .......................               (196)                 20
            (Decrease) increase in other accrued expenses ..................................                (25)                  2
            Loss on sale of other real estate ..............................................                  8                  31
            Gain on sale of loans held for sale ............................................                (22)                  -
            Proceeds of sale of loans held for sale ........................................              1,541                   -
            Originations of loans held for sale ............................................             (1,719)                  -
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              2,545               1,681
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (43,834)            (62,694)
     Maturities, calls and paydowns of available-for-sale securities .......................             46,571              48,101
     Proceeds of sales of available-for-sale securities ....................................              2,998                   -
     Purchases of other investments ........................................................                (74)                (94)
     Net increase in loans made to customers ...............................................            (16,495)            (13,613)
     Purchases of premises and equipment ...................................................               (322)                (51)
     Proceeds from sale of other real estate ...............................................                140                 179
                                                                                                       --------            --------
                Net cash used by investing activities ......................................            (11,016)            (28,172)
                                                                                                       --------            --------

Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................             (6,341)              6,612
     Net increase in certificates of deposit and other
         time deposits .....................................................................             12,146              24,268
     Exercise of employee stock options ....................................................                 19                  44
     Repurchase and cancellation of common stock ...........................................                  -                (359)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              5,824              30,565
                                                                                                       --------            --------
(Decrease) increase in cash and cash equivalents ...........................................             (2,647)              4,074
Cash and cash equivalents, beginning .......................................................             15,330              19,623
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 12,683            $ 23,697
                                                                                                       ========            ========





See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report for the year ended December 31, 2001 on Form 10-KSB filed with the Securities and Exchange Commission.

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

Comprehensive Income - The components of other comprehensive income and related tax effects are as follows:

                                                                                                  (Unaudited)
                                                                                            Period Ended September 30,
                                                                                            --------------------------
                                                                                    Three Months                 Nine Months
                                                                                    ------------                 -----------
                                                                                 2002          2001          2002           2001
                                                                                 ----          ----          ----           ----
                                                                                             (Dollars in thousands)

Net income .............................................................       $   744        $   514        $ 2,071        $ 1,416
                                                                               -------        -------        -------        -------
Other comprehensive income:
     Unrealized holding gains and
         losses on available-for-sale securities
         arising during the period .....................................            22            499            359          1,289
     Income tax (expense) benefit on unrealized
         holding gains and losses arising
         during the period .............................................            (7)          (179)          (128)          (463)
     Reclassification adjustment for (gains) or losses
         realized in income during the period
     Income tax expense or (benefit) on gains...........................             -              -              2              -
         or losses realized in income during the period ................             -              -             (1)             -
                                                                               -------        -------        -------        -------
Total other comprehensive income .......................................            15            320            232            826
                                                                               -------        -------        -------        -------
Comprehensive income ...................................................       $   759        $   834        $ 2,303        $ 2,242
                                                                               =======        =======        =======        =======

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $3,846,000 for the nine months ended September 30, 2002, and was $6,618,000 for the nine months ended September 30, 2001. Income tax payments of $1,305,000 were made during the first nine months of 2002, and income tax payments of $699,000 were made in the 2001 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $359,000 during the 2002 period, a related shareholders' equity account increased by $232,000 and the associated deferred income taxes changed by $128,000. During the 2001 period, non-cash valuation adjustments increased available-for-sale securities by $1,289,000, increased shareholders' equity by $826,000 and changed deferred income taxes by $463,000. During the first nine months of 2002, a non-cash transfer of $25,000 was made from loans to other real estate.

Nonperforming Loans - As of September 30, 2002, there were $190,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of December 31, 2001, there were $609,000 of nonaccrual loans and $1,000 of loans 90 days or more past due and still accruing.

Transactions with Related Parties - During the first nine months of 2001, the Company repurchased and cancelled 19,377 shares of its common stock for a total of $359,000 from two individuals who serve as directors of the Company. One of the parties is also a principal shareholder.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Per share information for 2001 has been retroactively adjusted to give effect to a 5% stock dividend effective December 21, 2001. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                           (Unaudited)
                                                                                      Period Ended September 30,
                                                                                      --------------------------
                                                                           Three Months                       Nine Months
                                                                           ------------                       -----------
                                                                        2002             2001             2002             2001
                                                                        ----             ----             ----             ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...................................        $      744        $      514        $    2,071        $    1,416
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         2,122,021         2,122,241         2,119,880         2,125,438
                                                                    ==========        ==========        ==========        ==========

               Net income per share, basic .................        $      .35        $      .24        $      .98        $      .67
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      744        $      514        $    2,071        $    1,416
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         2,122,021         2,122,241         2,119,880         2,125,438
    Effect of dilutive stock options .......................           112,015           119,085           109,552           127,059
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         2,234,036         2,241,326         2,229,432         2,252,497
                                                                    ==========        ==========        ==========        ==========

               Net income per share,
                 assuming dilution .........................        $      .33        $      .23        $      .93        $      .63
                                                                    ==========        ==========        ==========        ==========

Construction in Process - Included in fixed assets as of September 30, 2002 are $88,000 in construction in process costs associated with the banking subsidiary's permanent Williamston office. The Company estimates the total cost to be incurred in this project to be approximately $630,000 with an expected completion date in either the late fourth quarter of 2002 or the first quarter of 2003.

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

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's newest offices, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation recorded consolidated net income of $744,000, or $.35 per share, for the third quarter, and $2,071,000, or $.98 per share, for the first nine months of 2002. During 2001, the Company recorded net income of $514,000 or $.24 per share for the third quarter, and $1,416,000, or $.67 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 2002 was $.33 and $.93, respectively. For the comparable 2001 periods, net income per share, assuming dilution, was $.23 and $.63, respectively. Net income per share figures for 2001 have been retroactively adjusted to reflect a 5% stock dividend effective December 21, 2001.

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

         For analysis purposes, interest income from tax-exempt loans and investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income. The Company had $45,000 ($68,000 FTE) in income from tax-exempt sources during the first nine months of 2002 and $51,000 of income ($77,000 FTE) from those sources in the same period of 2001.

         For the first nine months of 2002, FTE net interest income was $5,959,000, an increase of $1,812,000 or 43.7% over the first nine months of 2001. The increase in FTE net interest income for the 2002 period resulted from lower rates paid for interest bearing liabilities, larger average amounts of interest earning assets and changes in the mix of earning assets. Those positive effects were partially offset by lower rates earned on interest earning assets and larger amounts of average interest bearing liabilities.

         The average rate paid for interest bearing liabilities during the 2002 nine month period was 2.65%, a decrease of 260 basis points from the same 2001 period. The average rate earned on interest earning assets declined by 122 basis points to 5.96% for the 2002 period.

         Average interest earning assets during the 2002 nine-month period were $212,502,000, an increase of $12,013,000 or 6.0% over the comparable period of 2001. Average loans for the 2002 nine-month period totaled $127,787,000, an increase of $24,322,000 or 23.5% over the same period of 2001. Average loans were 60.1% and 51.6% of average interest earning assets for the 2002 and 2001 nine month periods, respectively. Average federal funds sold for the 2002 nine-month period were $25,826,000, a decrease of $9,736,000 or 27.3% from the same period of 2001. Average interest bearing liabilities during the 2002 nine-month period were $177,528,000, representing an increase of $9,172,000 or 5.4% over the amount for the same period of 2001. Average time deposits of $100,000 and over increased to $53,293,000 for the 2002 nine-month period from $49,034,000 in the same prior year period, an increase of $4,259,000 or 8.7%. Average interest bearing transaction and savings accounts increased to $57,119,000, an increase of $6,331,000 or 12.5%.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2002 was 3.31%. The comparable figure for the first nine months of 2001 was 1.93%. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.75% for the first nine months of 2002, an increase of 98 basis points over the 2.77% net yield for the first nine months of 2001.

         Interest rates are influenced by monetary policies implemented through the actions of the Federal Reserve Bank's Open Market Committee. While the Open Market Committee's efforts to effect sustainable economic growth are ongoing, very little action was taken by the Committee during the first nine months of 2002. The central bank continued to provide stimulus throughout the 2002 nine months through a strategy of maintaining interest rates at low, but stable, levels.

         During the first nine months of 2001, the Committee's desire to provide stimulus to the economy by reducing shorter term interest rates contributed to a high degree of interest rate volatility. Those efforts were intensified in the latter days of the period in the wake of the September 11, 2001 terrorist attacks.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $270,000 for the third quarter of 2002 compared with $135,000 for the third quarter of 2001, and totaled $930,000 for the first nine months of 2002 compared with $310,000 for the comparable period of 2001. At September 30, 2002, the allowance for loan losses was 1.33% of loans, compared with 1.00% of loans at December 31, 2001. During the 2002 nine-month period, net charge-offs totaled $317,000, compared with $281,000 charged off during the same period of 2001. As of September 30, 2002, there were $190,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 2002 is $255,000 less than the amount at September 30, 2001 and $419,000 less than the amount of nonaccrual loans as of December 31, 2001. The majority of the nonaccrual loans are secured by vehicles and real estate. When the estimated net realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         As of September 30, 2002, the Company's potential problem loans totaled $3,410,000, an increase of $2,530,000 over the amount of such loans as of December 31, 2001. Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The majority of the potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2002.

Noninterest Income

         Noninterest income totaled $324,000 for the third quarter of 2002, compared with $258,000 for the 2001 quarter. Noninterest income was $845,000 for the first nine months of 2002 and $744,000 for the same 2001 period. The higher noninterest income in 2002 was attributable primarily to increased fees derived from charges assessed against deposit accounts and fees for card-based services, including debit and credit card fees and fees for ATM usage. There were $2,000 in realized losses on the sale of an available-for-sale security in the 2002 year-to-date period. There were no realized securities gains or losses in the 2001 period.

Noninterest Expenses

         Noninterest expenses totaled $936,000 for the third quarter of 2002, compared with $820,000 for the 2001 period, representing an increase of $116,000 or 14.1%. Noninterest expenses were $2,626,000 for the first nine months of 2002 compared with $2,387,000 for the same period of 2001. Salaries and employee benefits for the 2002 quarter totaled $526,000, an increase of $73,000 over the 2001 three month period. For the first nine months of 2002, salaries and employee benefits totaled $1,458,000 representing an increase of $163,000 or 12.6% over the same period of 2001. This increase resulted largely from normal increases in salaries and wages granted from time to time, and higher costs of employment taxes and employee insurance benefits. Also, during the 2002 nine-month period, $21,000 was provided for year-end incentive bonuses. No such expense was recorded in the 2001 period.

         Occupancy and furniture and equipment expenses for the third quarter of 2002 totaled $117,000, an increase of $26,000, or 28.6% from the amount for the same period of 2001. Such expenses increased $20,000 during the first nine months of 2002, primarily due to increased expenses for depreciation of data processing equipment and increased equipment maintenance and repair expenses. Other expenses for the third quarter of 2002 were $17,000 or 6.2% greater than the comparable period of 2001. Such expenses for the nine-month period of 2002 were $56,000 or 7.3% more than for the same period of 2001. The banking subsidiary had higher expenses resulting from the expanded network of offices and increases in the number of customers that have resulted from those projects. Such increased expenses included stationery and supplies, postage and freight, telephones, employee bonding and other forms of insurance, and correspondent bank charges. Additional software costs associated with pricing arrangements based on higher deposit and loan account volumes were incurred in 2002, as well. Increased amounts were incurred in 2002 for miscellaneous costs associated with holdings of other real estate. During the 2002 period, the Company incurred a loss of $8,000 on the sale of other real estate compared with a loss on the sale of other real estate of $31,000 during the 2001 period. Expenses for conventions and meetings for 2002 decreased by $44,000 from the 2001 amount because the Company conducted extensive strategic planning activities in 2001. Although strategic planning activities of that scale are undertaken infrequently, strategic planning is an ongoing process.

         Management anticipates that higher amounts of noninterest expenses will continue during the remainder of 2002.

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

         As of September 30, 2002, the ratio of loans to total deposits was 68.3%, compared with 61.9% as of December 31, 2001 and 56.8% as of September 30, 2001. The increase in the loan-to-deposit ratio for 2002 is generally the result of the Company's recent emphasis on generating quality loans throughout its market areas. In previous periods, deposit acquisition activities were emphasized in the newer Anderson County market areas.

         Deposits as of September 30, 2002 increased by $5,805,000 or 3.0% over the amount at December 31, 2001 and were $4,061,000 or 2.1% greater than their levels of September 30, 2001.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $2,322,000 since December 31, 2001 as the result of net income of $2,071,000 for the first nine months of 2002, $19,000 added from the exercise of employee stock options, plus $232,000 from changes in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The September 30, 2002 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                Tier 1      Capital    Leverage
                                                ------      -------    --------
Community First Bancorporation ..............   13.8%       15.0%        8.7%
Community First Bank ........................   13.2%       14.5%        8.4%
Minimum "well-capitalized" requirement ......    6.0%       10.0%        5.0%
Minimum requirement .........................    4.0%        8.0%        3.0%

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

         Following  are  the   off-balance-sheet   financial  instruments  whose
contract amounts represent credit risk:

                                                   September 30,
                                                        2002
                                                        ----
Loan commitments ................................     $ 13,740
Standby letters of credit .......................          228


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


Item 3. - Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits                           None.



(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMMUNITY FIRST BANCORPORATION

November 7, 2002                   /s/ Frederick D. Shepherd, Jr.
-----------------                  ---------------------------------------------
     Date                            Frederick D. Shepherd, Jr.,
                                     President and Chief Executive
                                     Officer (also principal accounting officer)

I, Frederick D. Shepherd, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community First Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002



                                    s/ Frederick D. Shepherd, Jr.
                                    --------------------------------------------
                                    President and Chief Executive
                                    Officer (also principal accounting officer)