Form 10KSB
period 2002-12-31
COMMUNITY FIRST BANCORP
filed 2003-03-31
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002     Commission File Number 29640

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

         State issuer's revenues for the most recent fiscal year.  $13,992,994

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2003, was approximately $17,597,415. As of March 1, 2003, there were 2,249,249 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2002 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      8
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................      9
Item 8   Changes In and Disagreements with Accountants ..................      9
           on Accounting and Financial Disclosure .......................      9
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................      *
Item 12  Certain Relationships and Related Transactions .................      *
Item 13  Exhibits and Reports on  Form 8-K ..............................
Item 14  Controls and Procedures ........................................

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990.
The  Bank  operates  from  its  offices  in  Walhalla,   Seneca,   Anderson  and
Williamston, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina; the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina; and the Williamston office is located at 208 East Main Street in Williamston, South Carolina. The Bank has also acquired property at 1101 East Main Street in Westminster, South Carolina on which it plans to locate a branch, subject to regulatory approvals.

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

         As of December 31, 2002, local governmental deposits comprised approximately 23% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2002, the Company employed 55 people.

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

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. The Bank's primary competitors in its Oconee County market area are 17 other banks and branches of banks and 4 savings and loan associations and branches and one credit union branch. The Bank's primary competitors in its Anderson County market area are 61 banks and branches of banks, and 7 credit union branches. Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide. The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors. The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither the Company nor the Bank has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Bank as they currently operate.

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

         As discussed below under "Gramm-Leach-Bliley Act", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

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

         The Company's and the Bank's December 31, 2002 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2002 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed BIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits, and also assessed SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment is based on deposit balances and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Gramm-Leach-Bliley Act

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

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, the real property where its main and branch offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; and 208 East Main Street in Williamston, South Carolina. Construction of the permanent office facility for the Williamston branch was completed in February, 2003. Capital expenditures of $582,000 were incurred to build, furnish and equip the new facility. The Bank has also acquired property located at 1101 East Main Street in Westminister, South Carolina, on which, subject to regulatory approvals, it plans to open a branch. Management expects to operate this branch in a temporary facility until construction of the permanent facility is completed. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note G to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 2002 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2002 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     (a)(1)(i)-(iv)(A) - Donald G. Jones and Company, P.A. ("Accountant"), which served as principal independent accountant for the Company since its inception, resigned from such position effective November 19, 2002. Accountant's reports on the Company's financial statements for each of the years ended December 31, 2000 and December 31, 2001 neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles.

          During the two fiscal years ended December 31, 2001, and the subsequent interim period through November 19, 2002, there were no disagreements with Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

          The disclosures required by Item 304(a)(1)(iv)(B)-(E) of Regulation S-B are not applicable.

     (2) J. W. Hunt & Company, LLP, certified public accountants (the "New Accountant") was engaged by the Company on November 19, 2002, to audit the Company's financial statements for the year ending December 31, 2002. The Company did not consult the New Accountant regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company
- Management Security Ownership, Positions with the Company and Terms of Office" and " - Directors' Business Experience for the Past Five Years" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Management of the Company -- Management Security Ownership, Positions with the Company and Terms of Office" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                328,441                      $10.87                       271,987

Equity compensation
plans not approved
by security holders                   0                           0                             0
                                -------                      ------                       -------

Total                           328,441                      $10.87                       271,987

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2002

         16 Letter on Change in Certifying Accountant (incorporated by reference to Form 8-K filed November 20, 2002)

         21                       Subsidiaries of the registrant

         23.1                     Consent of Donald G. Jones and Company, P.A.

         23.2                     Consent of J. W. Hunt & Company, L.L.P.


(b) Reports on Form 8-K. The Company filed a report on Form 8-K November 20, 2002 pursuant to Item 4 thereof relating to change in the Company's certifying accountants.


Item 14.  Controls and Procedures

(a) Based on his evaluation of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March  28, 2003           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date


-------------------------------                  Vice Chairman and Director                       March __, 2003
(Larry S. Bowman)

s/William M. Brown
-------------------------------                  Director and Secretary                           March 28, 2002
(William M. Brown)


-------------------------------                  Director                                         March __, 2003
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 28, 2003
(Blake L. Griffith)


-------------------------------                  Director                                         March __, 2002
(John R. Hamrick)


-------------------------------                  Director                                         March __, 2003
(R. Theo Harris, Sr.)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 28, 2003
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 28, 2003
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer


-------------------------------                  Director                                         March __, 2002
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 28, 2003
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 28, 2003
(Charles L. Winchester)

I, Frederick D. Shepherd, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Community First Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


                                    s/ Frederick D. Shepherd, Jr.
                                    --------------------------------------------
                                    President and Chief Executive
                                    Officer (also principal accounting officer)

* Pursuant to the instructions to the Certifications, this certification is in the exact form specified by Form 10-KSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Mr. Shepherd is both Chief Financial Officer and Chief Executive Officer of registrant.

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2002

         16 Letter on Change in Certifying Accountant (incorporated by reference to Form 8-K filed November 20, 2002)

         21                       Subsidiaries of the registrant

         23.1                     Consent of Donald G. Jones and Company, P.A.

         23.2                     Consent of J. W. Hunt & Company, L.L.P.