Form 10QSB
period 2003-03-31
COMMUNITY FIRST BANCORP
filed 2003-05-09
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003          Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        South Carolina                                  58-2322486
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)



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

         Yes   [X]   No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,249,249 Shares Outstanding on April 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes   [  ]   No[X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ....................................   3
             Consolidated Statement of Income ..............................   4
             Consolidated Statement of Changes in Shareholders' Equity .....   5
             Consolidated Statement of Cash Flows ..........................   6
             Notes to Unaudited Consolidated Financial Statements ..........   7

Item 2.      Management's Discussion and Analysis ..........................   8

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ..............................  11

SIGNATURE ..................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                     March 31,          December 31,
                                                                                                       2003                  2002
                                                                                                       ----                  ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...........................................................            $   4,183             $   5,114
     Interest bearing deposits due from banks ..........................................                    9                    32
     Federal funds sold ................................................................               37,515                21,471
     Securities available-for-sale .....................................................               69,052                62,968
     Other investments .................................................................                  750                   555
     Loans held for sale ...............................................................                  149                   211
     Loans .............................................................................              140,564               137,358
         Allowance for loan losses .....................................................               (2,164)               (1,950)
                                                                                                    ---------             ---------
            Loans - net ................................................................              138,400               135,408
     Premises and equipment - net ......................................................                4,356                 4,148
     Accrued interest receivable .......................................................                1,388                 1,351
     Other assets ......................................................................                1,457                 1,597
                                                                                                    ---------             ---------

            Total assets ...............................................................            $ 257,259             $ 232,855
                                                                                                    =========             =========

Liabilities
     Deposits
         Noninterest bearing ...........................................................            $  24,777             $  24,416
         Interest bearing ..............................................................              209,981               187,223
                                                                                                    ---------             ---------
            Total deposits .............................................................              234,758               211,639
     Accrued interest payable ..........................................................                1,286                 1,069
     Other liabilities .................................................................                  345                    62
                                                                                                    ---------             ---------
            Total liabilities ..........................................................              236,389               212,770
                                                                                                    ---------             ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 2,249,249 for 2003 and
         2,242,417 for 2002 ............................................................               17,597                17,569
     Retained earnings .................................................................                2,864                 2,137
     Accumulated other comprehensive income ............................................                  409                   379
                                                                                                    ---------             ---------
            Total shareholders' equity .................................................               20,870                20,085
                                                                                                    ---------             ---------

            Total liabilities and shareholders' equity .................................            $ 257,259             $ 232,855
                                                                                                    =========             =========





See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                            (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                      2003                    2002
                                                                                                      -----                   ----
                                                                                                          (Dollars in thousands,
                                                                                                           except per share)
Interest income
     Loans, including fees ........................................................                 $ 2,435                 $ 2,249
     Securities
     Taxable ......................................................................                     588                     725
     Tax-exempt ...................................................................                       2                       2
     Other investments ............................................................                       7                       -
     Federal funds sold ...........................................................                     115                     140
                                                                                                    -------                 -------
         Total interest income ....................................................                   3,147                   3,116
                                                                                                    -------                 -------

Interest expense
     Time deposits $100M and over .................................................                     411                     372
     Other deposits ...............................................................                     810                     868
                                                                                                    -------                 -------
         Total interest expense ...................................................                   1,221                   1,240
                                                                                                    -------                 -------

Net interest income ...............................................................                   1,926                   1,876
Provision for loan losses .........................................................                     250                     310
                                                                                                    -------                 -------
Net interest income after provision ...............................................                   1,676                   1,566
                                                                                                    -------                 -------

Other income
     Service charges on deposit accounts ..........................................                     339                     203
     Credit life insurance commissions ............................................                      10                      10
     Loss on sale of available-for-sale security ..................................                       -                      (2)
     Gain on sale of loans held for sale ..........................................                      65                       -
     Other income .................................................................                      51                      45
                                                                                                    -------                 -------
         Total other income .......................................................                     465                     256
                                                                                                    -------                 -------

Other expenses
     Salaries and employee benefits ...............................................                     561                     466
     Net occupancy expense ........................................................                      49                      52
     Furniture and equipment expense ..............................................                      66                      70
     Other expense ................................................................                     337                     257
                                                                                                    -------                 -------
         Total other expenses .....................................................                   1,013                     845
                                                                                                    -------                 -------

Income before income taxes ........................................................                   1,128                     977
Income tax expense ................................................................                     401                     338
                                                                                                    -------                 -------
Net income ........................................................................                 $   727                 $   639
                                                                                                    =======                 =======

Per share*
     Net income ...................................................................                 $  0.32                 $  0.29
     Net income, assuming dilution ................................................                    0.31                    0.27

------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2002.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                       (Unaudited)

                                                                      Common Stock
                                                                      ------------                         Accumulated
                                                                 Number of                   Retained  Other Comprehensive
                                                                  Shares        Amount        Earnings        Income         Total
                                                                  ------        ------        --------        ------         -----
                                                                                        (Dollars in thousands)

Balance, January 1, 2002 ..................................     2,117,085     $  15,734      $   1,120     $     162      $  17,016
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -            639             -            639
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $113 ......             -             -              -          (202)          (202)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $1 ..................................             -             -              -             1              1
                                                                                                                          ---------
    Total other comprehensive income ......................             -                                                      (201)
                                                                                                                          ---------
      Total comprehensive income ..........................                                                                     438
                                                                                                                          ---------
Exercise of employee stock options ........................            85             -              -             -              -
                                                                ---------     ---------      ---------     ---------      ---------
Balance, March 31, 2002 ...................................     2,117,170     $  15,734      $   1,759     $     (39)     $  17,454
                                                                =========     =========      =========     =========      =========


Balance, January 1, 2003 ..................................     2,242,417     $  17,569      $   2,137     $     379      $  20,085
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -            727             -            727
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $17 .......             -             -              -            30             30
                                                                                                                          ---------
    Total other comprehensive income ......................             -                                                        30
                                                                                                                          ---------
      Total comprehensive income ..........................                                                                     757
                                                                                                                          ---------
Exercise of employee stock options ........................         6,832            28              -             -             28
                                                                ---------     ---------      ---------     ---------      ---------
Balance, March 31, 2003 ...................................     2,249,249     $  17,597      $   2,864     $     409      $  20,870
                                                                =========     =========      =========     =========      =========


























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                          2003                2002
                                                                                                          ----                ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ............................................................................           $    727            $    639
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                250                 310
            Depreciation ...................................................................                 50                  63
            Amortization of net loan fees and costs ........................................                  1                   3
            Securities accretion and premium amortization ..................................                194                   4
            Loss on sale of available-for-sale security ....................................                  -                   2
            Gain on sale of loans held for sale ............................................                (65)                  -
            (Increase) decrease in interest receivable .....................................                (37)                249
            Increase (decrease) in interest payable ........................................                217                (502)
            Decrease in prepaid expenses ...................................................                123                  37
            Increase in other accrued expenses .............................................                283                 105
            Originations of loans held for sale ............................................             (3,208)                  -
            Proceeds of sales of loans held for sale .......................................              3,335                   -
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,870                 910
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (29,125)             (9,731)
     Maturities, calls and paydowns of available-for-sale securities .......................             22,894              21,148
     Proceeds of sale of available-for-sale security .......................................                  -               2,998
     Purchases of other investments ........................................................               (195)                (75)
     Net increase in loans made to customers ...............................................             (3,243)             (3,554)
     Purchases of premises and equipment ...................................................               (258)               (163)
                                                                                                       --------            --------
                Net cash (used) provided by investing activities ...........................             (9,927)             10,623
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................             15,054               7,288
     Net increase in certificates of deposit and other
         time deposits .....................................................................              8,065               2,165
     Exercise of employee stock options ....................................................                 28                   -
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             23,147               9,453
                                                                                                       --------            --------
Increase in cash and cash equivalents ......................................................             15,090              20,986
Cash and cash equivalents, beginning .......................................................             26,617              15,330
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 41,707            $ 36,316
                                                                                                       ========            ========









See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 2002 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,004,000 for the three months ended March 31, 2003, and was $1,742,000 for the three months ended March 31, 2002. Income tax payments of $30,000 were made during the first three months of 2003, and income tax payments of $21,000 were made in the 2002 period. During the 2003 period, non-cash valuation adjustments increased available-for-sale securities by $47,000, increased shareholders' equity by $30,000 and changed deferred income taxes by $17,000. Non-cash investment security valuation adjustments decreased available-for-sale securities by $315,000 during the 2002 period, a related shareholders' equity account decreased by $202,000 and the associated deferred income taxes changed by $113,000.

Nonperforming Loans - As of March 31, 2003, there were $730,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to a 5% stock dividend effective November 28, 2002. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                    2003                     2002
                                                                                                    -----                    ----
                                                                                                       (Dollars in thousands,
                                                                                                        except per share amounts)

Net income per share, basic
   Numerator - net income ..........................................................              $      727              $      639
                                                                                                  ==========              ==========
   Denominator
      Weighted average common shares issued and outstanding ........................               2,247,086               2,222,978
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .32              $      .29
                                                                                                  ==========              ==========

Net income per share, assuming dilution
   Numerator - net income ..........................................................              $      727              $      639
                                                                                                  ==========              ==========
   Denominator
      Weighted average common shares issued and outstanding ........................               2,247,086               2,222,978
Effect of dilutive stock options ...................................................                 113,191                 118,666
                                                                                                  ----------              ----------
               Total shares ........................................................               2,360,277               2,341,644
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .31              $      .27
                                                                                                  ==========              ==========

Stock-Based Compensation - As of March 31, 2003, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 5% stock dividend effective November 28, 2002.

                                                                                                               (Unaudited)
                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2003                   2002
                                                                                                       ----                   ----
                                                                                                        (Dollars in thousands,
                                                                                                        except per share amounts)

Net income, as reported ............................................................                 $   727                 $   639
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of any related tax effects ...............................................                      67                      69
                                                                                                     -------                 -------
Pro forma net income ...............................................................                 $   660                 $   570
                                                                                                     =======                 =======

Net income per share, basic
      As reported ..................................................................                 $  0.32                 $  0.29
      Pro forma ....................................................................                    0.29                    0.26
Net income per share, assuming dilution
      As reported ..................................................................                 $  0.31                 $  0.27
      Pro forma ....................................................................                    0.28                    0.24


Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $727,000 or $.32 per share for the first quarter of 2003. These results are $88,000, or $.03 per share, more than net income of $639,000 or $.29 per share for the first quarter of 2002. Net income per share, assuming dilution was $.31 for the 2003 period and $.27 for the comparable period of 2002. Net income per share figures for 2002 have been retroactively adjusted to reflect a five percent stock dividend effective November 28, 2002.

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2003, net interest income was $1,926,000, an increase of $50,000 or 2.7% over the first quarter of 2002. The increase in 2003 net interest income is attributable to larger average amounts of interest earning assets and lower interest rates associated with the Company's funding sources. Average interest earning assets totaled $247,618,000 during the 2003 period, compared with $218,672,000 during the same period of 2002. This represents an increase of $28,946,000, or 13.2%. Average loans for the 2003 period were

$138,235,000,  an increase of  $16,507,000  or 13.6% over the 2002 average.  The average annualized yield on earning assets during the 2003 period was 5.15%, a decrease of 63 basis points from the comparable 2002 yield. The average annualized rates paid for interest bearing deposits during the 2003 and 2002 three-month periods were 2.34% and 2.71%, respectively. Average interest bearing liabilities totaled $211,563,000 for the 2003 period and $185,279,000 in the 2002 period, representing an increase of $26,284,000 or 14.2%.

         Market interest rates during the 2003 period were approximately 50 basis points lower than in the first quarter of 2002. No significant changes in interest rates have occurred recently, and it is not expected that significant changes will occur in the immediate future.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from two offices located in the cities of Seneca and Walhalla. The Anderson County, South Carolina market represents a relatively new undertaking by the Company. The Company serves Anderson County from two offices. Offices were opened in the City of Anderson on January 4, 1999 and in the town of Williamston during the third quarter of 2000. The Company intends to open its fifth office during the second quarter of 2003 in Westminster, South Carolina. A site has been acquired, regulatory approvals have been obtained, and efforts are underway to utilize the Company's temporary facility at this location.

Provision and Allowance for Loan Losses

         The provision for loan losses was $250,000 for the first three months of 2003, compared with $310,000 for the comparable period of 2002. At March 31, 2003, the allowance for loan losses was 1.54% of loans, compared with 1.42% of loans at December 31, 2002. During the 2003 three month period, net charge-offs totaled $36,000, compared with $41,000 in net charge offs during the same period of 2002. As of March 31, 2003, there were $730,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2002, there were $556,000 in nonaccrual loans and $4,000 in loans 90 days or more past due and still accruing interest. The amount of nonaccrual loans at March 31, 2003 is $174,000 more than the amount at March 31, 2002 and $136,000 less than the $866,000 of nonaccrual loans as of December 31, 2002.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2003.

Noninterest Income

         Noninterest income totaled $465,000 for the first quarter of 2003, compared with $256,000 for the 2002 quarter. The higher noninterest income in 2003 was attributable primarily to a $136,000 increase in service charges on deposit accounts and $65,000 in gains realized on sales of mortgage loans originated for sale. The Company implemented a pre-arranged overdraft protection product and began a program to originate mortgage loans for sale during 2002. A $2,000 loss was realized on the sale of a security in the 2002 period.

Noninterest Expenses

         Noninterest expenses totaled $1,013,000 for the first quarter of 2003, compared with $845,000 for 2002, representing an increase of $168,000 or 19.9%. Salaries and employee benefits increased by $95,000, or 20.4%, to $561,000. This increase resulted primarily from normal salary increases, which are granted from time to time, and increases in the number of employees associated with the Company's growth. Employees have been hired, and are currently in training for the new Westminster office that is expected to become operational in the second quarter of 2003. Also, the mortgage lending activities have resulted in the hiring of additional personnel. Occupancy and furniture and equipment expenses for 2003 decreased by $7,000 compared with 2002 primarily as a result of lower equipment maintenance costs. Other expenses for the 2003 period were $80,000 greater than in 2002 due to increased expenses for professional services, advertising, postage, stationery and supplies, directors fees, and strategic planning. Many of these increased expenses are attributable to the Company's continuing success in attracting and retaining customers. The increase in professional services expenses is attributable to increased requirements with respect to corporate governance issues and independence standards imposed on the external auditing firm by recent federal legislation.

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

         As of March 31, 2003, the ratio of loans to total deposits was 59.9%, compared with 64.9% as of December 31, 2002 and 60.7% as of March 31, 2002. Deposits as of March 31, 2003 were $234,758,000, an increase of $23,119,000 or 10.9% over the amount as of December 31, 2002, and $31,785,000 or 15.7% greater than the level of March 31, 2002. The growth in deposit liabilities is attributable to the Company's marketing strategies.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $785,000 since December 31, 2002 as the result of net income of $727,000 for the first three months of 2003, plus a $30,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects and an increase of $28,000 attributable to the exercise of employee stock options.

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

         The March 31, 2003 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                              Total
                                                  Tier 1     Capital   Leverage
                                                  ------     -------   --------
Community First Bancorporation .................   13.7%      14.9%      8.0%
Community First Bank ...........................   13.1%      14.4%      7.7%
Minimum "well-capitalized" requirement .........    6.0%      10.0%      5.0%
Minimum requirement ............................    4.0%       8.0%      4.0%


Off Balance Sheet Arrangements

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                 March 31, 2003
                                                 --------------
                                                  (Dollars in
                                                   thousands)
Loan commitments ............................     $ 13,073
Standby letters of credit ...................          265


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2003.

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

May 8, 2003                            /s/ Frederick D. Shepherd, Jr.
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

Date:  May 8, 2003
       ------------



                                   s/ Frederick D. Shepherd, Jr.
                                   --------------------------------------------
                                   President and Chief Executive Officer (also principal accounting officer)