Form 10QSB
period 2003-06-30
COMMUNITY FIRST BANCORP
filed 2003-08-11
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003           Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         South Carolina                                  58-2322486
--------------------------------------       -----------------------------------
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

         Yes   [X]   No [  ]
                 -

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,249,249 Shares Outstanding on July 31, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet .....................................    3
           Consolidated Statement of Income ...............................    4
           Consolidated Statement of Changes in Shareholders' Equity ......    5
           Consolidated Statement of Cash Flows ...........................    6
           Notes to Unaudited Consolidated Financial Statements ...........  7-8

Item 2.    Management's Discussion and Analysis ........................... 9-12

Item 3.    Controls and Procedures ........................................   12

PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ............   13

Item 6.    Exhibits and Reports on Form 8-K ...............................   13

SIGNATURE .................................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                   (Unaudited)
                                                                                                     June 30,           December 31,
                                                                                                       2003                 2002
                                                                                                       ----                 ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .............................................................           $   4,304            $   5,114
     Interest bearing deposits due from banks ............................................                  15                   32
     Federal funds sold ..................................................................              49,144               21,471
     Securities available-for-sale .......................................................              68,382               62,968
     Other investments ...................................................................                 750                  555
     Loans held for sale .................................................................                   -                  211
     Loans ...............................................................................             142,304              137,358
         Allowance for loan losses .......................................................              (2,260)              (1,950)
                                                                                                     ---------            ---------
            Loans - net ..................................................................             140,044              135,408
     Premises and equipment - net ........................................................               4,605                4,148
     Accrued interest receivable .........................................................               1,386                1,351
     Other assets ........................................................................               2,152                1,597
                                                                                                     ---------            ---------

            Total assets .................................................................           $ 270,782            $ 232,855
                                                                                                     =========            =========

Liabilities
     Deposits
         Noninterest bearing .............................................................           $  28,531            $  24,416
         Interest bearing ................................................................             218,746              187,223
                                                                                                     ---------            ---------
            Total deposits ...............................................................             247,277              211,639
     Accrued interest payable ............................................................               1,434                1,069
     Other liabilities ...................................................................                 410                   62
                                                                                                     ---------            ---------
            Total liabilities ............................................................             249,121              212,770
                                                                                                     ---------            ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued
         and outstanding - 2,249,249 for 2003 and 2,242,417 for 2002 .....................              17,597               17,569
     Retained earnings ...................................................................               3,601                2,137
     Accumulated other comprehensive income ..............................................                 463                  379
                                                                                                     ---------            ---------
            Total shareholders' equity ...................................................              21,661               20,085
                                                                                                     ---------            ---------

            Total liabilities and shareholders' equity ...................................           $ 270,782            $ 232,855
                                                                                                     =========            =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                 (Unaudited)
                                                                                             Period Ended June 30,
                                                                                             ---------------------
                                                                                 Three Months                     Six Months
                                                                                 ------------                     ----------
                                                                              2003            2002           2003             2002
                                                                             -----           -----          -----             ----
                                                                                  (Dollars in thousands, except per share)

Interest income
     Loans, including fees ........................................         $ 2,489         $ 2,348         $ 4,924         $ 4,597
     Securities
       Taxable ....................................................             477             693           1,065           1,418
       Tax-exempt .................................................               3               3               5               5
     Other investments ............................................               6               7              13               7
     Federal funds sold ...........................................             130              99             245             239
                                                                            -------         -------         -------         -------
         Total interest income ....................................           3,105           3,150           6,252           6,266
                                                                            -------         -------         -------         -------

Interest expense
     Time deposits $100M and over .................................             403             376             814             748
     Other deposits ...............................................             877             758           1,687           1,626
                                                                            -------         -------         -------         -------
         Total interest expense ...................................           1,280           1,134           2,501           2,374
                                                                            -------         -------         -------         -------

Net interest income ...............................................           1,825           2,016           3,751           3,892
Provision for loan losses .........................................             150             350             400             660
                                                                            -------         -------         -------         -------
Net interest income after provision ...............................           1,675           1,666           3,351           3,232
                                                                            -------         -------         -------         -------

Other income
     Service charges on deposit accounts ..........................             377             197             716             400
     Credit life insurance commissions ............................              11              13              21              23
     Loss on sale of available-for-sale security ..................               -               -               -              (2)
     Gain on sale of loans held for sale ..........................              61               -             126               -
     Other income .................................................              58              55             109             100
                                                                            -------         -------         -------         -------
         Total other income .......................................             507             265             972             521
                                                                            -------         -------         -------         -------

Other expenses
     Salaries and employee benefits ...............................             534             466           1,095             932
     Net occupancy expense ........................................              48              44              97              96
     Furniture and equipment expense ..............................              72              62             138             132
     Other expense ................................................             381             273             718             530
                                                                            -------         -------         -------         -------
         Total other expenses .....................................           1,035             845           2,048           1,690
                                                                            -------         -------         -------         -------

Income before income taxes ........................................           1,147           1,086           2,275           2,063
Income tax expense ................................................             410             398             811             736
                                                                            -------         -------         -------         -------
Net income ........................................................         $   737         $   688         $ 1,464         $ 1,327
                                                                            =======         =======         =======         =======

Per share*
     Net income ...................................................         $  0.33         $  0.31         $  0.65         $  0.60
     Net income, assuming dilution ................................            0.31            0.30            0.62            0.57
                                                                                                                            -------

* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2002.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                       (Unaudited)


                                                                      Common Stock
                                                                      ------------                          Accumulated
                                                                  Number of                    Retained  Other Comprehensive
                                                                   Shares         Amount       Earnings        Income         Total
                                                                   ------         ------       --------  -------------------  -----
                                                                                        (Dollars in thousands)

Balance, January 1, 2002 .....................................     2,117,085     $  15,734     $   1,120     $     162     $  17,016
                                                                                                                           ---------

Comprehensive income:
    Net income ...............................................             -             -         1,327             -         1,327
                                                                                                                           ---------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $121 .........             -             -             -           216           216
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 ..........             -             -             -             1             1
                                                                                                                           ---------
         Total other comprehensive income ....................             -             -             -             -           217
                                                                                                                           ---------
            Total comprehensive income .......................             -             -             -             -         1,544
                                                                                                                           ---------
Exercise of employee stock options ...........................         4,936            19             -             -            19
                                                                   ---------     ---------     ---------     ---------     ---------
Balance, June 30, 2002 .......................................     2,122,021     $  15,753     $   2,447     $     379     $  18,579
                                                                   =========     =========     =========     =========     =========



Balance, January 1, 2003 .....................................     2,242,417     $  17,569     $   2,137     $     379     $  20,085
                                                                                                                           ---------

Comprehensive income:
    Net income ...............................................             -             -         1,464             -         1,464
                                                                                                                           ---------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $48 ..........             -             -             -            84            84
                                                                                                                           ---------
         Total other comprehensive income ....................             -             -             -             -            84
                                                                                                                           ---------
            Total comprehensive income .......................             -             -             -             -         1,548
                                                                                                                           ---------
Exercise of employee stock options ...........................         6,832            28             -             -            28
                                                                   ---------     ---------     ---------     ---------     ---------
Balance, June 30, 2003 .......................................     2,249,249     $  17,597     $   3,601     $     463     $  21,661
                                                                   =========     =========     =========     =========     =========


























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                            2003             2002
                                                                                                           -----             ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  1,464          $  1,327
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              400               660
            Depreciation .......................................................................              111               122
            Amortization of net loan (fees) and costs ..........................................              (22)                6
            Securities accretion and premium amortization ......................................              489                14
            Loss on sale of available-for-sale security ........................................                -                 2
            Gain on sale of loans held for sale ................................................             (126)                -
            (Increase) decrease in interest receivable .........................................              (35)              122
            Increase (decrease) in interest payable ............................................              365              (345)
            Decrease (increase) in prepaid expenses and other assets ...........................               93              (158)
            Increase (decrease) in other accrued expenses ......................................              348               (16)
            Originations of loans held for sale ................................................           (3,605)                -
            Proceeds of sale of loans held for sale ............................................            3,942                 -
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            3,424             1,734
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (42,948)          (17,962)
     Maturities and calls of available-for-sale securities .....................................           37,177            30,124
     Proceeds of sale of available-for-sale security ...........................................                -             2,998
     Purchases of other investments ............................................................             (195)              (75)
     Net increase in loans made to customers ...................................................           (5,710)          (12,146)
     Purchases of premises and equipment .......................................................             (568)             (185)
                                                                                                         --------          --------
                Net cash (used) provided by investing activities ...............................          (12,244)            2,754
                                                                                                         --------          --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           14,933             2,334
     Net increase in certificates of deposit and other
         time deposits .........................................................................           20,705               246
     Exercise of employee stock options ........................................................               28                19
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................           35,666             2,599
                                                                                                         --------          --------
Increase in cash and cash equivalents ..........................................................           26,846             7,087
Cash and cash equivalents, beginning ...........................................................           26,617            15,330
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 53,463          $ 22,417
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
         Interest ..............................................................................         $  2,137          $  2,719
         Income taxes ..........................................................................              357               863
     Noncash investing and financing activities:
         Transfer of loans to other real estate owned ..........................................              696                25

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

Nonperforming Loans - As of June 30, 2003, there were $586,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

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

                                                                                           (Unaudited)
                                                                                      Period Ended June 30,
                                                                                      ---------------------
                                                                         Three Months                           Six Months
                                                                    -----------------------               ----------------------
                                                                    2003               2002               2003              2002
                                                                    ----               ----               ----              ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
   Numerator - net income ..............................         $      737         $      688         $    1,464         $    1,327
                                                                 ==========         ==========         ==========         ==========
   Denominator
     Weighted average common shares
        issued and outstanding .........................          2,249,249          2,226,464          2,248,174          2,224,731
                                                                 ==========         ==========         ==========         ==========

        Net income per share, basic ....................         $      .33         $      .31         $      .65         $      .60
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
   Numerator - net income ..............................         $      737         $      688         $    1,464         $    1,327
                                                                 ==========         ==========         ==========         ==========
   Denominator
     Weighted average common shares
        issued and outstanding .........................          2,249,249          2,226,464          2,248,174          2,224,731
     Effect of dilutive stock options ..................            113,191            111,607            113,191            114,279
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          2,362,440          2,338,071          2,361,365          2,339,010
                                                                 ==========         ==========         ==========         ==========

        Net income per share, assuming dilution ........         $      .31         $      .30         $      .62         $      .57
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - As of June 30, 2003, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Although the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, there are no current intentions to adopt the fair value method recognition provisions of that Statement. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 5% stock dividend effective November 28, 2002.

                                                                                                (Unaudited)
                                                                                           Period Ended June 30,
                                                                                           ---------------------
                                                                               Three Months                       Six Months
                                                                               ------------                       ----------
                                                                            2003           2002             2003             2002
                                                                            ----           ----             ----             ----
                                                                               (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   737         $   688         $   1,464         $   1,327
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              67              69               133               138
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   670         $   619         $   1,331         $   1,189
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $  0.33         $  0.31          $   0.65         $    0.60
     Pro forma .................................................            0.30            0.28              0.59              0.53
Net income per share, assuming dilution
     As reported ...............................................         $  0.31         $  0.30          $   0.62         $    0.57
     Pro forma .................................................            0.28            0.26              0.56              0.51

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

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $737,000, or $.33 per share, for the second quarter, and $1,464,000, or $.65 per share, for the first six months of 2003. During 2002, the Company recorded net income of $688,000 or $.31 per share for the second quarter, and $1,327,000, or $.60 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 2003 was $.31 and $.62, respectively. For the comparable 2002 periods, net income per share, assuming dilution, was $.30 and $.57, respectively. Net income per share amounts for 2002 have been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2002.

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

         For the second quarter of 2003, net interest income was $1,825,000, a decrease of $191,000 or 9.5% from the comparable 2002 period. For the first six months of 2003, net interest income was $3,751,000, a decrease of $141,000 or 3.6% from the first six months of 2002. The decreases in net interest income for the 2003 six and three month periods resulted primarily from the effects of lower interest rates earned on earning assets and larger volumes of interest bearing deposit liabilities.

         Average interest earning assets during the 2003 six-month period were $250,866,000, an increase of $36,478,000 or 17.0% over the comparable period of 2002. Average loans for the 2003 six-month period were $140,362,000, an increase of $16,003,000 or 12.9% over the average amount for the same period of 2002. The average yield on interest earning assets decreased by 86 basis points to 5.03% for the 2003 period. Average interest bearing liabilities during the 2003 six-month period were $213,522,000, representing an increase of $33,573,000 or 18.7% over the amount for the same period of 2002. Average time deposits issued in denominations less than $100,000 increased to $86,610,000 for the 2003 six-month period from $66,432,000 in the same 2002 period, representing an increase of 30.4%. The average interest rate associated with such deposits decreased by 48 basis points to 3.36% for the 2003 six month period. Average time deposits of $100,000 or more increased to $63,083,000 for the 2003 period from $52,514,000 in the 2002 period, representing an increase of 20.1%. The average interest rate associated with these deposits decreased by 27 basis points to 2.60% for the 2003 six month period.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2003 was 2.67%, a decrease of 56 basis points from 3.23% for the same period of 2002. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.02% for the first six months of 2003, a decrease of 64 basis points from 3.66% for the first six months of 2002.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from three offices located in Seneca, Westminster and Walhalla. The Westminster office was opened in temporary quarters during the second quarter of 2003.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $150,000 for the second quarter of 2003 compared with $350,000 for the second quarter of 2002, and totaled $400,000 for the first six months of 2003 compared with $660,000 for the comparable period of 2002. At June 30, 2003, the allowance for loan losses was 1.59% of loans, compared with 1.42% of loans at December 31, 2002. During the 2003 six-month period, net charge-offs totaled $90,000, compared with $212,000 charged off during the same period of 2002. As of June 30, 2003, there were $586,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest, collectively referred to as impaired loans. The amount of nonaccrual loans at June 30, 2003 is $386,000 more than the amount at June 30, 2002 and $280,000 less than the amount of nonaccrual loans as of December 31, 2002. The majority of the nonaccrual loans are secured by real estate and vehicles. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management charges off the excess amount of the debt.

         As of June 30, 2003, the Company's potential problem loans totaled $1,570,000, an increase of $291,000, or 22.8%, over the amount of such loans as of December 31, 2002. Potential problem loans include loans, other than impaired loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The majority of the potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

         Management believes that the allowance for loan losses is adequate to absorb all estimated probable losses inherent in the loan portfolio as of June 30, 2003.

Noninterest Income

         Noninterest income totaled $507,000 for the second quarter of 2003, compared with $265,000 for the 2002 quarter. Noninterest income was $972,000 for the first six months of 2003 and $521,000 for the same 2002 period. The higher noninterest income in 2002 was attributable primarily to increased fees derived from service charges and other fees associated with deposit accounts and to gains recognized on the sale of mortgage loans held for sale. During the third quarter of 2002, the Company began offering a new program that allows customers to avoid payee-imposed charges on checks and similar items returned for insufficient funds. The company charges a per item fee for this service. During the second quarter of 2003, the Company changed investors with regard to its residential mortgage loan origination and resale program. Consequently, the Company no longer provides the initial funding for such loans. In the future, only fee income (which is included in "Other Income") will be recognized in association with the origination of those loans. The Company realized a $2,000 loss on the sale of an available-for-sale security in the 2002 six-month period. No such losses were recognized in the 2003 period.

Noninterest Expenses

         Noninterest expenses totaled $1,035,000 for the second quarter of 2003, compared with $845,000 for the 2002 period, representing an increase of $190,000 or 22.5%. Noninterest expenses were $2,048,000 for the first six months of 2003 compared with $1,690,000 for the first half of 2002. Salaries and employee benefits for the 2003 quarter totaled $534,000, an increase of $68,000 over the 2002 three month period. For the first six months of 2002, salaries and employee benefits totaled $1,095,000 representing an increase of $163,000 or 17.5% over the same period of 2002. This increase resulted from increased staffing levels arising from the opening of the new office in Westminster, South Carolina and from normal increases in salaries and wages granted from time to time.

         Occupancy and furniture and equipment expenses for the second quarter of 2003 totaled $120,000, representing an increase of $14,000 over the same period of 2002. Such expenses increased $7,000 or 3.1% during the first half of 2003. Other expenses for the 2003 three-month period totaled $381,000 and were $108,000 more than in 2002. For the 2003 six-month period, other expenses increased by $188,000, or 35.5%, over the 2002 amount. These expenses increased primarily due to the Company's enhancing its internal communications capabilities and higher postage and freight expenses resulting from both higher account volumes and increased postal rates. Higher expenses have also been realized due to corporate governance issues and independence standards imposed on the Company and its external auditing firm by recent federal legislation.

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

         As of June 30, 2003, the ratio of loans to total deposits was 57.5%, compared with 64.9% as of December 31, 2002 and 67.1% as of June 30, 2002. The decrease in the loan-to-deposit ratio for 2003 generally is the result of the Company's recent efforts to publicize the opening of its newest office in Westminster, South Carolina and to secure longer-term deposits available within the Company's market areas while interest rates are at or near historic low levels.

         Deposits as of June 30, 2003 increased by $35,638,000 or 16.8% over the amount at December 31, 2002 and were $51,177,000 or 26.1% greater than their level of June 30, 2002.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity increased by $1,576,000 since December 31, 2002 as the result of net income of $1,464,000 for the first six months of 2003, $28,000 added from the exercise of employee stock options, plus $84,000 in other comprehensive income, primarily unrealized gains arising during the period on available-for-sale securities.

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

         The June 30, 2003 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                              Tier 1        Capital     Leverage
                                              ------        -------     --------
Community First Bancorporation ...........    13.7%          15.0%        8.1%
Community First Bank .....................    13.0%          14.3%        7.6%
Minimum "well-capitalized" requirement ...     6.0%          10.0%        5.0%
Minimum requirement ......................     4.0%           8.0%        4.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                               June 30, 2003
                                               -------------
                                          (Dollars in thousands)
Loan commitments .......................     $     13,385
Standby letters of credit ..............              449


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

Accounting and Reporting Changes

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative contracts embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial condition or operating results of the Company.

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

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 22, 2003, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of three directors to hold office for three-year terms:

                                                     SHARES VOTED
                                                     ------------
                                                                     AUTHORITY
         DIRECTORS                          FOR         AGAINST       WITHHELD
                                            ---         ---------     --------

         Larry S. Bowman, M.D.          1,569,027         5,190          0
         William M. Brown               1,569,027         5,190          0
         John R. Hamrick                1,569,027         5,190          0
         Frederick D. Shepherd, Jr.     1,569,027         5,190          0


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2003 annual meeting: Robert H. Edwards - 2004, Blake L. Griffith
- 2004, Gary V. Thrift - 2004, R. Theo Harris, Sr. - 2005, James E. McCoy - 2005, James E. Turner - 2005, and Charles L. Winchester - 2005.


 Item 6. - Exhibits and Reports on Form 8-K.

(a) Exhibits.               None
(b) Reports on Form 8-K.    Form 8-K filed April 23, 2003,  pursuant to Item 12
                            of the form to report earnings for the quarter ended
                            March 31, 2003.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COMMUNITY FIRST BANCORPORATION

August 8, 2003                        /s/ Frederick D. Shepherd, Jr.
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  August 8, 2003



                                  s/ Frederick D. Shepherd, Jr.
                                  --------------------------------------------
                                  President and Chief Executive Officer (also principal accounting officer)