Form 10QSB
period 2003-09-30
COMMUNITY FIRST BANCORP
filed 2003-11-12
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003      Commission File No. 000-29640


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

         Yes  [X]   No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,249,590 Shares Outstanding on October 31, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No  [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet ....................................    3
            Consolidated Statement of Income ..............................    4
            Consolidated Statement of Changes in Shareholders' Equity .....    5
            Consolidated Statement of Cash Flows ..........................    6
            Notes to Unaudited Consolidated Financial Statements ..........  7-8

Item 2.     Management's Discussion and Analysis .......................... 9-12

Item 3.     Controls and Procedures .......................................   12

PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ..............................   13

SIGNATURE .................................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                     (Unaudited)
                                                                                                     September 30,      December 31,
                                                                                                          2003              2002
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   3,838          $   5,114
     Interest bearing deposits due from banks ................................................                23                 32
     Federal funds sold ......................................................................            29,292             21,471
     Securities available-for-sale ...........................................................            88,523             62,968
     Other investments .......................................................................               750                555
     Loans held for sale .....................................................................                 -                211
     Loans ...................................................................................           144,577            137,358
         Allowance for loan losses ...........................................................            (2,244)            (1,950)
                                                                                                       ---------          ---------
            Loans - net ......................................................................           142,333            135,408
     Premises and equipment - net ............................................................             4,232              4,148
     Accrued interest receivable .............................................................             1,425              1,351
     Other assets ............................................................................             3,117              1,597
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 273,533          $ 232,855
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  27,743          $  24,416
         Interest bearing ....................................................................           222,612            187,223
                                                                                                       ---------          ---------
            Total deposits ...................................................................           250,355            211,639
     Accrued interest payable ................................................................             1,282              1,069
     Other liabilities .......................................................................               108                 62
                                                                                                       ---------          ---------
            Total liabilities ................................................................           251,745            212,770
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par  value;  10,000,000 shares authorized; issued and outstanding - 2,249,269 for 2003 and
         2,242,417 for 2002 ..................................................................            17,598             17,569
     Retained earnings .......................................................................             4,330              2,137
     Accumulated other comprehensive income ..................................................              (140)               379
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            21,788             20,085
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 273,533          $ 232,855
                                                                                                       =========          =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                 (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                 Three Months                     Nine Months
                                                                              2003           2002            2003             2002
                                                                              ----           ----            ----             ----
                                                                                      (Dollars in thousands, except per share)

Interest income
     Loans, including fees ........................................         $ 2,496         $ 2,496         $ 7,420         $ 7,093
     Securities
       Taxable ....................................................             536             597           1,601           2,015
       Tax-exempt .................................................               3               2               8               7
     Other investments ............................................               8               8              21              15
     Federal funds sold ...........................................              97              85             342             324
                                                                            -------         -------         -------         -------
         Total interest income ....................................           3,140           3,188           9,392           9,454
                                                                            -------         -------         -------         -------

Interest expense
     Time deposits $100M and over .................................             414             400           1,228           1,148
     Other deposits ...............................................             901             744           2,588           2,370
                                                                            -------         -------         -------         -------
         Total interest expense ...................................           1,315           1,144           3,816           3,518
                                                                            -------         -------         -------         -------

Net interest income ...............................................           1,825           2,044           5,576           5,936
Provision for loan losses .........................................              75             270             475             930
                                                                            -------         -------         -------         -------
Net interest income after provision ...............................           1,750           1,774           5,101           5,006
                                                                            -------         -------         -------         -------

Other income
     Service charges on deposit accounts ..........................             355             249           1,071             649
     Credit life insurance commissions ............................               8               7              29              30
     Loss on sale of available-for-sale security ..................               -               -               -              (2)
     Gain on sale of loans held for sale ..........................               4              19             130              22
     Other income .................................................             118              49             227             146
                                                                            -------         -------         -------         -------
         Total other income .......................................             485             324           1,457             845
                                                                            -------         -------         -------         -------

Other expenses
     Salaries and employee benefits ...............................             659             526           1,754           1,458
     Net occupancy expense ........................................              61              46             158             142
     Furniture and equipment expense ..............................              60              71             198             203
     Other expense ................................................             352             293           1,070             823
                                                                            -------         -------         -------         -------
         Total other expenses .....................................           1,132             936           3,180           2,626
                                                                            -------         -------         -------         -------

Income before income taxes ........................................           1,103           1,162           3,378           3,225
Income tax expense ................................................             374             418           1,185           1,154
                                                                            -------         -------         -------         -------
Net income ........................................................         $   729         $   744         $ 2,193         $ 2,071
                                                                            =======         =======         =======         =======

Per share*
     Net income ...................................................         $  0.32         $  0.33         $  0.97         $  0.93
     Net income, assuming dilution ................................            0.31            0.32            0.93            0.89

________________________________
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2002.



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                        (Unaudited)

                                                                        Common Stock
                                                                        ------------                      Accumulated
                                                                  Number of                 Retained  Other Comprehensive
                                                                   Shares        Amount     Earnings        Income          Total
                                                                   ------        ------     --------        ------          -----
                                                                                      (Dollars in thousands)

Balance, January 1, 2002 ...................................     2,117,085     $  15,734     $   1,120     $     162      $  17,016
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         2,071             -          2,071
                                                                                                                          ---------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $128 .......             -             -             -           231            231
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 ........             -             -             -             1              1
                                                                                                                          ---------
        Total other comprehensive income ...................             -             -             -             -            232
                                                                                                                          ---------
          Total comprehensive income .......................             -             -             -             -          2,303
                                                                                                                          ---------
Exercise of employee stock options .........................         4,936            19             -             -             19
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, September 30, 2002 ................................     2,122,021     $  15,753     $   3,191     $     394      $  19,338
                                                                 =========     =========     =========     =========      =========



Balance, January 1, 2003 ...................................     2,242,417     $  17,569     $   2,137     $     379      $  20,085
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         2,193             -          2,193
                                                                                                                          ---------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $291 .......             -             -             -          (519)          (519)
                                                                                                                          ---------
        Total other comprehensive income ...................             -             -             -             -           (519)
                                                                                                                          ---------
          Total comprehensive income .......................             -             -             -             -          1,674
                                                                                                                          ---------
Exercise of employee stock options .........................         6,852            29             -             -             29
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, September 30, 2003 ................................     2,249,269     $  17,598     $   4,330     $    (140)     $  21,788
                                                                 =========     =========     =========     =========      =========


























See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                            2003              2002
                                                                                                            ----              ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,193          $  2,071
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              475               930
            Depreciation .......................................................................              165               183
            Amortization of net loan (fees) and costs ..........................................              (42)               (6)
            Securities accretion and premium amortization ......................................              798                61
            Loss on sale of available-for-sale security ........................................                -                 2
            Gain on sale of loans held for sale ................................................             (130)              (22)
            (Increase) decrease in interest receivable .........................................              (74)               45
            Increase (decrease) in interest payable ............................................              213              (328)
            Increase in prepaid expenses and other assets ......................................             (533)             (196)
            Increase (decrease) in other accrued expenses ......................................               46               (25)
            Loss on sale of other real estate ..................................................                -                 8
            Proceeds of sale of loans held for sale ............................................            4,559             1,541
            Originations of loans held for sale ................................................           (4,218)           (1,719)
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            3,452             2,545
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (77,874)          (43,834)
     Maturities and calls of available-for-sale securities .....................................           50,711            46,571
     Proceeds of sale of available-for-sale security ...........................................                -             2,998
     Purchases of other investments ............................................................             (195)              (74)
     Net increase in loans made to customers ...................................................           (8,054)          (16,495)
     Purchases of premises and equipment .......................................................             (249)             (322)
     Proceeds from sale of other real estate ...................................................                -               140
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (35,661)          (11,016)
                                                                                                         --------          --------

Financing activities
     Net increase (decrease) in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           11,252            (6,341)
     Net increase in certificates of deposit and other
         time deposits .........................................................................           27,464            12,146
     Exercise of employee stock options ........................................................               29                19
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................           38,745             5,824
                                                                                                         --------          --------
Increase (decrease) in cash and cash equivalents ...............................................            6,536            (2,647)
Cash and cash equivalents, beginning ...........................................................           26,617            15,330
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 33,153          $ 12,683
                                                                                                         ========          ========

Supplemental  Disclosure  of Cash Flow Information
  Cash paid during the period for:
         Interest ..............................................................................         $  3,603          $  3,864
         Income taxes ..........................................................................            1,228             1,305
     Noncash investing and financing activities:
         Transfer of loans to other real estate ................................................              696                25

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report for the year ended December 31, 2002 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of September 30, 2003, there were $1,015,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Per share information for 2002 has been retroactively adjusted to give effect to a 5% stock dividend effective November 28, 2002. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                            (Unaudited)
                                                                                     Period Ended September 30,
                                                                                     --------------------------
                                                                          Three Months                         Nine Months
                                                                          ------------                         -----------
                                                                    2003               2002               2003              2002
                                                                    ----               ----               ----              ----
                                                                          (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      729         $      744         $    2,193         $    2,071
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,249,258          2,228,122          2,248,539          2,225,874
                                                                 ==========         ==========         ==========         ==========

    Net income per share, basic ........................         $      .32         $      .33         $      .97         $      .93
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      729         $      744         $    2,193         $    2,071
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,249,258          2,228,122          2,248,539          2,225,874
  Effect of dilutive stock options .....................            113,179            117,616            113,179            115,030
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          2,362,437          2,345,738          2,361,718          2,340,904
                                                                 ==========         ==========         ==========         ==========

    Net income per share, assuming dilution ............         $      .31         $      .32         $      .93         $      .89
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - As of September 30, 2003, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is recognized in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Although the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, there are no current intentions to adopt the fair value method recognition provisions of that statement. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 5% stock dividend effective November 28, 2002.

                                                                                                 (Unaudited)

                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                               Three Months                       Nine Months
                                                                               ------------                       -----------
                                                                           2003            2002              2003             2002
                                                                           ----            ----              ----             ----
                                                                              (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   729         $   744         $   2,193         $   2,071
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              67              69               200               207
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   662         $   675         $   1,993         $   1,864
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $  0.32         $  0.33          $   0.97         $    0.93
     Pro forma .................................................            0.29            0.30              0.88              0.83
Net income per share, assuming dilution
     As reported ...............................................         $  0.31         $  0.32          $   0.93         $    0.89
     Pro forma .................................................            0.28            0.29              0.84              0.80

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

Results of Operations

         Community First Bancorporation recorded consolidated net income of $729,000, or $.32 per share, for the third quarter, and $2,193,000, or $.97 per share, for the first nine months of 2003. During 2002, the Company recorded net income of $744,000 or $.33 per share for the third quarter, and $2,071,000, or $.93 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 2003 was $.31 and $.93, respectively. For the comparable 2002 periods, net income per share, assuming dilution, was $.32 and $.89, respectively. Net income per share figures for 2002 have been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2002.

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

         For the first nine months of 2003, net interest income was $5,576,000, a decrease of $360,000 or 6.1% from the first nine months of 2002. The decrease in net interest income for the 2003 period resulted from the effects of lower interest rates earned on interest earning assets and higher volumes of interest bearing liabilities.

         The average rate earned on interest earning assets declined by 103 basis points to 4.92% for the 2003 period. The average rate paid for interest bearing liabilities during the 2003 nine month period was 2.35%, a decrease of 30 basis points from the same 2002 period.

         Average interest earning assets during the 2003 nine-month period were $255,283,000, an increase of $42,781,000 or 20.1% over the comparable period of 2002. Average loans for the 2003 nine-month period totaled $141,315,000, an increase of $13,528,000 or 10.6% over the same period of 2002. Average loans were 55.4% and 60.1% of average interest earning assets for the 2003 and 2002 nine-month periods, respectively. Average federal funds sold for the 2003 nine-month period were $42,500,000, an increase of $16,674,000 or 64.6% over the same period of 2002. Average interest bearing liabilities during the 2003 nine-month period were $216,847,000, representing an increase of $39,319,000 or 22.1% over the amount for the same period of 2002. Average time deposits of $100,000 and over increased to $63,882,000 for the 2003 nine-month period from $53,293,000 in the same prior year period, an increase of $10,589,000 or 19.9%. Average time deposits less than $100,000 increased to $90,821,000 for the 2003 nine-month period from $67,116,000 in the same period of 2002, representing an increase of $23,705,000 or 35.3%. Average interest bearing transaction and savings accounts increased to $62,144,000 for the 2003 nine-month period, an increase of $5,025,000 or 8.8% from the same period of 2002.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2003 was 2.57%. The comparable figure for the first nine months of 2002 was 3.30%. Net yield on earning assets (net interest income divided by average interest earning assets) was 2.92% for the first nine months of 2003, a decrease of 81 basis points from the 3.73% net yield for the first nine months of 2002.

         During the twelve-month period ended September 30, 2003, the Federal Reserve Bank's Open Market Committee lowered key target interest rates on two occasions, resulting in reductions of 75 basis points in those target rates. Consequently, the prime rate, a key determinant of rates charged to the Bank's most credit-worthy customers and a factor considered in all loan-pricing decisions, was similarly reduced. As of September 30, 2003, approximately $54,000,000, or 37.8%, of the Company's loan portfolio was composed of variable rate loans directly indexed to movements in the prime rate. The average rate earned on loans during the first nine months of 2003 was 7.02%, compared with 7.42% for the same period of 2002. Similarly, in response to the Federal
Reserve's rate reductions, other market rates of interest have declined. Securities issuers have taken advantage of these circumstances by redeeming securities that were issued with call provisions, and reissuing new securities at lower rates. As a result, the yield on the Company's investments was 3.04% for the 2003 nine-month period, compared with 4.63% for the same period of 2002.

         The Company focused its funding efforts on attracting time deposit accounts during the first nine months of 2003. Within that time period, time deposits of all types increased by approximately $27,464,000. To acquire those deposits, the Company offered interest rates that, although generally consistent with the offerings of other locally owned financial institutions, were somewhat higher than rates offered by the regional and nationwide institutions who also operate in the Company's market areas. The majority of the funds obtained in the first nine months of 2003 are scheduled to mature before September 30, 2004.

         Because loan demand softened, the Company invested the funds it acquired during the 2003 nine-month period primarily in the lower-yielding categories of investment securities and federal funds sold. Loan demand in the Company's market areas was adversely affected in 2003 by the bankruptcy of a relatively unregulated mortgage banking operation's local funding subsidiary. This event resulted in the recognition of approximately $200,000,000 of losses by local investors. The longer-term effect of the bankruptcy on the local economy is uncertain.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $75,000 for the third quarter of 2003 compared with $270,000 for the third quarter of 2002, and totaled $475,000 for the first nine months of 2003 compared with $930,000 for the comparable period of 2002. At September 30, 2003, the allowance for loan losses was 1.55% of loans, compared with 1.42% of loans at December 31, 2002. During the 2003 nine-month period, net charge-offs totaled $181,000, compared with $317,000 charged off during the same period of 2002. As of September 30, 2003, there were $1,015,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 2003 is $149,000 more than the amount of nonaccrual loans as of December 31, 2002. The majority of the nonaccrual loans are secured by vehicles and real estate. When the estimated net realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         As of September 30, 2003, the Company's potential problem loans totaled $1,109,000, a decrease of $170,000 from the amount of such loans as of December 31, 2002. Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The majority of the potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

Noninterest Income

         Noninterest income totaled $485,000 for the third quarter of 2003, compared with $324,000 for the 2002 quarter. Noninterest income was $1,457,000 for the first nine months of 2003 and $845,000 for the same 2002 period. The higher noninterest income in 2003 was attributable primarily to increased fees derived from charges assessed against deposit accounts and increased fees derived from, and net gains realized on sales of, mortgage loans. There were $2,000 in realized losses on the sale of an available-for-sale security in the 2002 year-to-date period. No securities gains or losses were realized in the 2003 period.

Noninterest Expenses

         Noninterest expenses totaled $1,132,000 for the third quarter of 2003, compared with $936,000 for the 2002 period, representing an increase of $196,000 or 20.9%. Noninterest expenses were $3,180,000 for the first nine months of 2003 compared with $2,626,000 for the same period of 2002. Salaries and employee benefits for the 2003 quarter totaled $659,000, an increase of $133,000 over the

2002 three month period. For the first nine months of 2003, salaries and employee benefits totaled $1,754,000 representing an increase of $296,000 or 20.3% over the same period of 2002. This increase resulted primarily from increased staffing levels arising from the opening, in 2003, of the Company's fifth office, which is located in Westminster, South Carolina, and from normal increases in salaries and wages granted from time to time.

         Occupancy and furniture and equipment expenses for the third quarter of 2003 totaled $121,000, an increase of $4,000, or 3.4% from the amount for the same period of 2002. Such expenses increased $11,000 during the first nine months of 2003 and totaled $356,000 for the 2003 nine-month period. Other expenses for the third quarter of 2003 were $59,000 or 20.1% greater than the comparable period of 2002. Such expenses for the nine-month period of 2003 were $247,000 or 30.0% more than for the same period of 2002. These expenses increased in the 2003 periods primarily due to expenses related to the banking subsidiary's 2003 office expansion into the Westminster market, increased costs of computer software, implementation and promotion of imaging technology for customer statements and other uses, and higher costs of corporate governance compliance resulting from recent regulatory changes.

         Management anticipates that higher amounts of noninterest expenses will continue during the remainder of 2003.

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

         Deposits as of September 30, 2003 increased by $38,716,000 or 18.3% over the amount at December 31, 2002 and were $51,031,000 or 25.6% greater than their levels of September 30, 2002.

         As of September 30, 2003, the ratio of loans to total deposits was 57.7%, compared with 64.9% as of December 31, 2002 and 68.2% as of September 30, 2002. The decrease in the loan-to-deposit ratio for 2003 is generally the result of the Company's recent emphasis on acquiring deposit liabilities, especially certificates of deposit and decreased loan demand in the Company's market area. As discussed under "Net Interest Income" above, deposits acquired in the 2003 nine-month period generally were invested principally in short to intermediate-term U.S. government agency securities, intermediate-term mortgage-backed securities and federal funds sold.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $1,703,000 since December 31, 2002 as the result of net income of $2,193,000 for the first nine months of 2003, $29,000 added from the exercise of employee stock options, less $519,000 from changes in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The September 30, 2003 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                               Total
                                                    Tier 1    Capital   Leverage
                                                    ------    -------   --------
Community First Bancorporation ................     13.7%      15.0%      8.0%
Community First Bank ..........................     13.2%      14.5%      7.7%
Minimum "well-capitalized" requirement ........      6.0%      10.0%      5.0%
Minimum requirement ...........................      4.0%       8.0%      4.0%

Off Balance Sheet Arrangements

In the normal course of business, the Bank is party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit. Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                            September 30, 2003
                                            ------------------
                                          (Dollars in thousands)
Loan commitments .......................        $15,793
Standby letters of credit ..............            449

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

In January, 2003, the FASB issued its Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," to address consolidation by business enterprises of variable interest entities ("VIEs")to which the usual consolidation criteria described in ARB No. 51, "Consolidated Financial Statements" do not apply because the VIEs have no ownership interest or otherwise are not subject to control through ownership voting interests. FIN No. 46 applies to VIEs created after January 1, 2003, and to VIEs in which an enterprise acquires an interest after that date. It applies to the Company as of the beginning of the first interim period beginning after June 15, 2003, and to VIEs in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company currently holds no interests in VIEs. The adoption of FIN No. 46 as of July 1, 2003 had no effect on the Company's financial position or results of operations.

Item 3. - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308(c).

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits       31.  Rule 13a-14(a)/15d-14(a) Certifications

                    32.  Certifications Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K. None

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMMUNITY FIRST BANCORPORATION

November 7, 2003                         /s/ Frederick D. Shepherd, Jr.
-----------------                        ---------------------------------------
      Date                               Frederick D. Shepherd, Jr.
                                         Chief Executive Officer and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


(a)   Exhibits           31.   Rule 13a-14(a)/15d-14(a) Certifications

                         32.   Certifications Pursuant to 18 U.S.C. Section 1350