Form 10KSB
period 2003-12-31
COMMUNITY FIRST BANCORP
filed 2004-03-30
CIK 1047446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003     Commission File Number 29640

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

         State issuer's revenues for the most recent fiscal year.  $14,697,107.

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2004, was approximately $14,963,291. As of March 1, 2004, there were 2,394,097 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2003 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................     2
Item 2   Description of Property ........................................     9
Item 3   Legal Proceedings ..............................................     9
Item 4   Submission of Matters to a Vote of Security Holders ............     9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters,
           and Small Business Issuer Pruchases of Securities ............     9
Item 6   Management's Discussion and Analysis or Plan of Operation ......     9
Item 7   Financial Statements ...........................................     9
Item 8   Changes In and Disagreements with Accountants ..................     9
           on Accounting and Financial Disclosure .......................     9
Item 8A  Controls and Procedures ........................................     9
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     10
Item 12  Certain Relationships and Related Transactions .................      *
Item 13  Exhibits and Reports on  Form 8-K ..............................     11
Item 14  Principal Accountant Fees and Services .........................     11

* Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and its ability to maintain growth;

     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effect of interest rate changes on the level and composition of deposits, loan demand and the value of loan collateral and securities;

     o the effects of competition from other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and

     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990.
The  Bank  operates  from  its  offices  in  Walhalla,   Seneca,   Anderson  and
Williamston, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina; the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina; the Williamston office is located at 208 East Main Street in Williamston, South Carolina; and the Westminister office is located at 1101 East Main Street, Westminister, South Carolina 29693.

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

         As of December 31, 2003, local governmental deposits comprised approximately 17% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2003, the Company employed 65 people.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision gives depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The Company's and the Bank's December 31, 2003 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is based on deposit balances and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is also subject to regulation and examination by the South Carolina state bank examiners. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-KSB under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, the real property where its main and branch offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; and 1101 East Main Street in Westminister, South Carolina. Construction of the permanent office facility for the Williamston branch was completed in February, 2003. The Westminister branch is currently operating in a modular facility. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note G to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2003 (the "2003 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 2003 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2003 Annual Report are incorporated herein by reference.

Financial Statement Schedule

        Report of Donald G. Jones and Company, P.A. (predecessor accountant)

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
    of Community First Bancorporation

         We have audited the accompanying consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 2001 of Community First Bancorporation and subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Community First Bancorporation and subsidiary for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                             s/Donald G. Jones and Company, P.A.


Donald G. Jones and Company, P.A.
Certified Public Accountants
Columbia, South Carolina
February 7, 2002

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information set forth under the captions "Management of the Company
- Management Security Ownership, Positions with the Company and Terms of Office" and " - Directors' Business Experience for the Past Five Years" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Benjamin L. Hiott, Executive Vice President, Community First Bancorporation, 3685 Blue Ridge Boulevard, Walhalla, South Carolina 29691.

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

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2003 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                288,526                      $ 9.79                       275,822

Equity compensation
plans not approved
by security holders                   0                           0                             0
                                -------                      ------                       -------
Total                           288,526                      $ 9.79                       275,822

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2003

         21                       Subsidiaries of the registrant

         23.1                     Consent of J. W. Hunt & Company, L.L.P.

         23.2                     Consent of Donald G. Jones and Company, P.A.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications

(b) Reports on Form 8-K. No reports on From 8-K were filed during the fourth quarter of 2003.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "-- Audit Committee
Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 25, 2004           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date


-------------------------------                  Vice Chairman and Director                       March __, 2004
(Larry S. Bowman)

s/William M. Brown
-------------------------------                  Director and Secretary                           March 25, 2004
(William M. Brown)


-------------------------------                  Director                                         March __, 2004
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 25, 2004
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 25, 2004
(John R. Hamrick)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 25, 2004
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 25, 2004
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 25, 2004
(Gary V. Thrift)


-------------------------------                  Director                                         March __, 2004
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 25, 2004
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2003

         21                       Subsidiaries of the registrant

         23.1                     Consent of J. W. Hunt & Company, L.L.P.

         23.2                     Consent of Donald G. Jones and Company, P.A.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications