Form 10QSB
period 2004-03-31
COMMUNITY FIRST BANCORP
filed 2004-05-10
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004          Commission File No. 000-29640


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

         Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,394,097 Shares Outstanding on April 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet ...................................   3
              Consolidated Statement of Income .............................   4
              Consolidated Statement of Changes in Shareholders' Equity ....   5
              Consolidated Statement of Cash Flows .........................   6
              Notes to Unaudited Consolidated Financial Statements .........   7

Item 2.       Management's Discussion and Analysis .........................   8
Item 3.       Controls and Procedures ......................................  11

PART II -     OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K .............................  11

SIGNATURE ..................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                      (Unaudited)
                                                                                                        March 31,       December 31,
                                                                                                          2004              2003
                                                                                                          -----             ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   5,691          $   7,560
     Interest bearing deposits due from banks ................................................                14                 29
     Federal funds sold ......................................................................            20,522             31,916
     Securities available-for-sale ...........................................................           107,174             86,023
     Other investments .......................................................................               897                750
     Loans ...................................................................................           151,325            147,650
         Allowance for loan losses ...........................................................            (2,257)            (2,197)
                                                                                                       ---------          ---------
            Loans - net ......................................................................           149,068            145,453
     Premises and equipment - net ............................................................             4,436              4,454
     Accrued interest receivable .............................................................             1,564              1,424
     Other assets ............................................................................             2,264              2,917
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 291,630          $ 280,526
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  29,875          $  32,273
         Interest bearing ....................................................................           235,997            224,278
                                                                                                       ---------          ---------
            Total deposits ...................................................................           265,872            256,551
     Accrued interest payable ................................................................             1,481              1,357
     Other liabilities .......................................................................               338                 81
                                                                                                       ---------          ---------
            Total liabilities ................................................................           267,691            257,989
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 2,394,097 for 2004 and
         2,362,057 for 2003 ..................................................................            19,741             19,620
     Retained earnings .......................................................................             3,949              3,117
     Accumulated other comprehensive income (loss) ...........................................               249               (200)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            23,939             22,537
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 291,630          $ 280,526
                                                                                                       =========          =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                           2004              2003
                                                                                                           -----             ----
                                                                                                           (Dollars in thousands,
                                                                                                              except per share)
Interest income
     Loans, including fees ...............................................................               $2,495               $2,435
     Securities
       Taxable ...........................................................................                  714                  588
       Tax-exempt ........................................................................                   18                    2
     Other investments ...................................................................                    7                    7
     Federal funds sold ..................................................................                   82                  115
                                                                                                         ------               ------
         Total interest income ...........................................................                3,316                3,147
                                                                                                         ------               ------

Interest expense
     Time deposits $100M and over ........................................................                  374                  411
     Other deposits ......................................................................                  875                  810
                                                                                                         ------               ------
         Total interest expense ..........................................................                1,249                1,221
                                                                                                         ------               ------

Net interest income ......................................................................                2,067                1,926
Provision for loan losses ................................................................                   80                  250
                                                                                                         ------               ------
Net interest income after provision ......................................................                1,987                1,676
                                                                                                         ------               ------

Other income
     Service charges on deposit accounts .................................................                  368                  339
     Credit life insurance commissions ...................................................                    6                   10
     Net gains on sales of available-for-sale securities .................................                    5                    -
     Gain on sale of loans held for sale .................................................                    -                   65
     Other income ........................................................................                   93                   51
                                                                                                         ------               ------
         Total other income ..............................................................                  472                  465
                                                                                                         ------               ------

Other expenses
     Salaries and employee benefits ......................................................                  680                  561
     Net occupancy expense ...............................................................                   71                   49
     Furniture and equipment expense .....................................................                   64                   66
     Other expense .......................................................................                  362                  337
                                                                                                         ------               ------
         Total other expenses ............................................................                1,177                1,013
                                                                                                         ------               ------

Income before income taxes ...............................................................                1,282                1,128
Income tax expense .......................................................................                  450                  401
                                                                                                         ------               ------
Net income ...............................................................................               $  832               $  727
                                                                                                         ======               ======

Per share*
     Net income ..........................................................................               $ 0.35               $ 0.31
     Net income, assuming dilution .......................................................                 0.33                 0.29

------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2003.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                         (Unaudited)

                                                                         Common Stock
                                                                         ------------                      Accumulated
                                                                 Number of                    Retained  Other Comprehensive
                                                                  Shares          Amount      Earnings        Income        Total
                                                                  ------          ------      --------        ------        -----
                                                                               (Dollars in thousands)

Balance, January 1, 2003 ...................................     2,242,417     $  17,569     $   2,137     $     379      $  20,085
                                                                                                                          ---------
Comprehensive income:
    Net income .............................................             -             -           727             -            727
                                                                                                                          ---------
    Unrealized holding gains and losses
       on available-for-sale securities arising
       during the period, net of income
       taxes of $17 ........................................             -             -             -            30             30
                                                                                                                          ---------
         Total other comprehensive income ..................             -                                                       30
                                                                                                                          ---------
            Total comprehensive income .....................                                                                    757
                                                                                                                          ---------
Exercise of employee stock options .........................         6,832            28             -             -             28
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, March 31, 2003 ....................................     2,249,249     $  17,597     $   2,864     $     409      $  20,870
                                                                 =========     =========     =========     =========      =========



Balance, January 1, 2004 ...................................     2,362,057     $  19,620     $   3,117     $    (200)     $  22,537
                                                                                                                          ---------
Comprehensive income:
    Net income .............................................             -             -           832             -            832
                                                                                                                          ---------
    Unrealized holding gains and losses
       on available-for-sale securities arising
       during the period, net of income
       taxes of $253 .......................................             -             -             -           452            452
    Reclassification adjustment for losses (gains)
       realized in income, net of income taxes of $2 .......             -             -             -            (3)            (3)
                                                                                                                          ---------
         Total other comprehensive income ..................             -                                                      449
                                                                                                                          ---------
            Total comprehensive income .....................                                                                  1,281
                                                                                                                          ---------
Exercise of employee stock options .........................        32,040           121             -             -            121
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, March 31, 2004 ....................................     2,394,097     $  19,741     $   3,949     $     249      $  23,939
                                                                 =========     =========     =========     =========      =========














See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                   (Unaudited)
                                                                                                               Three Months Ended
                                                                                                                    March 31,
                                                                                                             2004               2003
                                                                                                             -----              ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ................................................................................         $    832          $    727
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................               80               250
            Depreciation .......................................................................               56                50
            Amortization of net loan fees and costs ............................................              (14)                1
            Securities accretion and premium amortization ......................................              231               194
            Gains on sales of available-for-sale securities ....................................               (5)                -
            Gains on sales of loans held for sale ..............................................                -               (65)
            Increase in interest receivable ....................................................             (140)              (37)
            Increase in interest payable .......................................................              124               217
            Decrease in prepaid expenses .......................................................              190               123
            Increase in other accrued expenses .................................................              257               283
            Originations of loans held for sale ................................................                -            (3,208)
            Proceeds of sales of loans held for sale ...........................................                -             3,335
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            1,611             1,870
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (35,201)          (29,125)
     Maturities, calls and paydowns of available-for-sale securities ...........................           10,698            22,894
     Proceeds of sales of available-for-sale securities ........................................            3,826                 -
     Purchases of other investments ............................................................             (147)             (195)
     Net increase in loans made to customers ...................................................           (3,681)           (3,243)
     Purchases of premises and equipment .......................................................              (38)             (258)
     Proceeds of sale of real estate held for sale .............................................              212                 -
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (24,331)           (9,927)
                                                                                                         --------          --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................            7,320            15,054
     Net increase in certificates of deposit and other
         time deposits .........................................................................            2,001             8,065
     Exercise of employee stock options ........................................................              121                28
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................            9,442            23,147
                                                                                                         --------          --------
(Decrease) increase in cash and cash equivalents ...............................................          (13,278)           15,090
Cash and cash equivalents, beginning ...........................................................           39,505            26,617
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 26,227          $ 41,707
                                                                                                         ========          ========

Supplemental  Disclosure  of Cash Flow  Information
     Cash paid during the period for:
         Interest ..............................................................................         $  1,125          $  1,004
         Income taxes ..........................................................................               44                30
     Noncash investing and financing activities:
         Other comprehensive income ............................................................              449                30

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of March 31, 2004, there were $998,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to a 5% stock dividend effective November 28, 2003. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                               (Unaudited)
                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                      2004                    2003
                                                                                                      ----                    ----
                                                                                                         (Dollars in thousands,
                                                                                                          except per share amounts)

Net income per share, basic
  Numerator - net income ...........................................................              $      832              $      727
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               2,386,703               2,359,440
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .35              $      .31
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $      832              $      727
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               2,386,703               2,359,440
    Effect of dilutive stock options ...............................................                 116,052                 118,851
                                                                                                  ----------              ----------
               Total shares ........................................................               2,502,755               2,478,291
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .33              $      .29
                                                                                                  ==========              ==========


Stock-Based Compensation - As of March 31, 2004, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 5% stock dividend effective November 28, 2003.

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             2004          2003
                                                             ----          ----
                                                         (Dollars in thousands,
                                                       except per share amounts)

Net income, as reported ..............................      $   832      $   727
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of any related tax effects .................           50           67
                                                            -------      -------
Pro forma net income .................................      $   782      $   660
                                                            =======      =======

Net income per share, basic
      As reported ....................................      $  0.35      $  0.31
      Pro forma ......................................         0.33         0.28
Net income per share, assuming dilution
      As reported ....................................      $  0.33      $  0.29
      Pro forma ......................................         0.31         0.27


Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $832,000 or $.35 per share for the first quarter of 2004. These results are $105,000, or $.04 per share, more than net income of $727,000 or $.31 per share for the first quarter of 2003. Net income per share, assuming dilution was $.33 for the 2004 period and $.29 for the comparable period of 2003. Net income per share amounts for 2003 have been retroactively adjusted to reflect a five percent stock dividend effective November 28, 2003.

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2004, net interest income was $2,067,000, an increase of $141,000 or 7.3% over the first quarter of 2003. The increase in 2004 net interest income is attributable to larger average amounts of interest earning assets and lower interest rates associated with the Company's funding sources. Average interest earning assets totaled $281,699,000 during the 2004 period, compared with $247,618,000 during the same period of 2003. This represents an increase of $34,081,000, or 13.8%. Average loans for the 2004 period were $149,089,000, an increase of $10,854,000 or 7.9% over the comparable 2003 average. Average available-for-sale securities for the 2004 period were $93,986,000, an increase of $26,628,000 or 39.5% over the 2003 period. The average annualized yield on earning assets during the 2004 period was 4.77%, a decrease of 38 basis points from the comparable 2003 yield. The average annualized rates paid for interest bearing deposits during the 2004 and 2003 three-month periods were 2.11% and 2.34%, respectively. Average interest bearing liabilities totaled $240,399,000 for the 2004 period and $211,563,000 in the 2003 period, representing an increase of $28,836,000 or 13.6%.

         Market interest rates during the 2004 period were slightly lower than in the first quarter of 2003. No significant changes in interest rates have occurred recently, and it is not expected that significant changes will occur in the immediate future.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from three offices which are located in Seneca, Walhalla and Westminster. The Company opened its fifth office, in Westminster, South Carolina, during the second quarter of 2003. The Company currently is using its temporary facility at this location. There presently are no firm plans, timetables or budgets for constructing a permanent facility for this office. The Anderson County market is served from offices in Anderson and Williamston.

Provision and Allowance for Loan Losses

         The provision for loan losses was $80,000 for the first three months of 2004, compared with $250,000 for the comparable period of 2003. At March 31, 2004, the allowance for loan losses was 1.49% of loans, substantially the same percentage as at December 31, 2003. During the 2004 three month period, net charge-offs totaled $20,000, compared with $36,000 in net charge offs during the same period of 2003. As of March 31, 2004, there were $998,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2003, there were $730,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The amount of nonaccrual loans at March 31, 2004 is $268,000 more than the amount at March 31, 2003 and $1,000 more than the $997,000 of nonaccrual loans as of December 31, 2003.

Noninterest Income

         Noninterest income totaled $472,000 for the first quarter of 2004, compared with $465,000 for the 2003 quarter. Service charges on deposit accounts in the 2004 period were approximately $29,000 greater than in the prior year period. In 2003, gains realized on sales of mortgage loans originated for sale were $65,000. The Company no longer originates such loans for its own account; it now acts as a broker for another financial institution in performing these services, for which it earned commissions of approximately $11,000 in the 2004 period. Net gains of $5,000 were realized and recognized on sales of available-for-sale securities in the 2004 period.

Noninterest Expenses

         Noninterest expenses totaled $1,177,000 for the first quarter of 2004, compared with $1,013,000 for 2003, representing an increase of $164,000 or 16.2%. Salaries and employee benefits increased by $119,000, or 21.2%, to $680,000. This increase resulted primarily from normal salary increases, which are granted from time to time, and increases in the number of employees associated with the Company's growth. Occupancy and furniture and equipment expenses for 2004 increased by $20,000 compared with 2003 primarily as a result of higher depreciation expenses associated with the Company's growth and the opening of the new Westminster office in May 2003. Other expenses for the 2004 period were $25,000 greater than in 2003 due to increased expenses for telephone services, other real estate expenses, software expenses, and ATM fees paid to other institutions and switch providers. Many of these increased expenses are attributable to the Company's continuing success in attracting and retaining customers and to the opening of the Westminster office.

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

         As of March 31, 2004, the ratio of loans to total deposits was 56.9%, compared with 57.6% as of December 31, 2003 and 59.9% as of March 31, 2003. Deposits as of March 31, 2004 were $265,872,000, an increase of $9,321,000 or 3.6% over the amount as of December 31, 2003, and $31,114,000 or 13.3% greater than the level of March 31, 2003. The growth in deposit liabilities is attributable to the Company's marketing strategies, the opening of the new office in Westminster, South Carolina and the offering of interest rates for deposit accounts that are attractive compared with the offerings of larger, regional and nationwide institutions that also operate in the Company's market areas.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $1,402,000 since December 31, 2003 as the result of net income of $832,000 for the first three months of 2004, plus a $449,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects, and an increase of $121,000 attributable to the exercise of employee stock options.

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

         The March 31, 2004 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                               Tier 1       Capital     Leverage
                                               ------       -------     --------
Community First Bancorporation                  14.2%        15.4%       8.1%
Community First Bank                            13.6%        14.9%       7.7%
Minimum "well-capitalized" requirement           6.0%        10.0%       6.0%
Minimum requirement                              4.0%         8.0%       4.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                       March 31, 2004
                                         (Dollars in
                                          thousands)
                                          ----------
Loan commitments .....................     $14,734
Standby letters of credit ............         453


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2004.

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


Item 3. - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this report, was adequate.

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


                                    COMMUNITY FIRST BANCORPORATION

May 5, 2004                         /s/ Frederick D. Shepherd, Jr.
-----------------                   --------------------------------------------
         Date Frederick D. Shepherd, Jr., Chief Executive Officer and Chief Financial Officer

                                  Exhibit Index


31. Rule 13a-14(a)/15d-14(a) Certifications

32. Certifications Pursuant to 18 U.S.C. Section 1350