Form 10QSB
period 2004-06-30
COMMUNITY FIRST BANCORP
filed 2004-08-12
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004           Commission File No. 000-29640


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

         Yes  [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,407,283 Shares Outstanding on July 31, 2004.

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

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                      June 30,          December 31,
                                                                                                        2004               2003
                                                                                                        ----               ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................           $   4,887            $   7,560
     Interest bearing deposits due from banks ............................................                  20                   29
     Federal funds sold ..................................................................              17,156               31,916
     Securities available-for-sale .......................................................             105,925               86,023
     Securities held-to-maturity (estimated fair value of $9,949) ........................               9,950                    -
     Other investments ...................................................................                 897                  750
     Loans ...............................................................................             149,662              147,650
         Allowance for loan losses .......................................................              (2,240)              (2,197)
                                                                                                     ---------            ---------
            Loans - net ..................................................................             147,422              145,453
     Premises and equipment - net ........................................................               4,353                4,454
     Accrued interest receivable .........................................................               1,400                1,424
     Other assets ........................................................................               3,118                2,917
                                                                                                     ---------            ---------

            Total assets .................................................................           $ 295,128            $ 280,526
                                                                                                     =========            =========

Liabilities
     Deposits
         Noninterest bearing .............................................................           $  31,330            $  32,273
         Interest bearing ................................................................             228,912              224,278
                                                                                                     ---------            ---------
            Total deposits ...............................................................             260,242              256,551
     Short-term borrowings ...............................................................               2,500                    -
     Long-term debt ......................................................................               7,500                    -
     Accrued interest payable ............................................................               1,463                1,357
     Other liabilities ...................................................................                 302                   81
                                                                                                     ---------            ---------
            Total liabilities ............................................................             272,007              257,989
                                                                                                     ---------            ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 2,407,283 for 2004 and
         2,362,057 for 2003 ..............................................................              19,884               19,620
     Retained earnings ...................................................................               4,779                3,117
     Accumulated other comprehensive income ..............................................              (1,542)                (200)
                                                                                                     ---------            ---------
            Total shareholders' equity ...................................................              23,121               22,537
                                                                                                     ---------            ---------

            Total liabilities and shareholders' equity ...................................           $ 295,128            $ 280,526
                                                                                                     =========            =========




See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                  (Unaudited)
                                                                                             Period Ended June 30,
                                                                                             ---------------------
                                                                                 Three Months                      Six Months
                                                                                 ------------                      ----------
                                                                            2004            2003              2004             2003
                                                                            ----            ----              ----             ----
                                                                                       (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................           $2,555           $2,489           $5,050           $4,924
     Securities
       Taxable .................................................              788              477            1,502            1,065
       Tax-exempt ..............................................               19                3               37                5
     Other investments .........................................                6                6               13               13
     Federal funds sold ........................................               44              130              126              245
                                                                           ------           ------           ------           ------
         Total interest income .................................            3,412            3,105            6,728            6,252
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100M and over ..............................              364              403              738              814
     Other deposits ............................................              857              877            1,732            1,687
     Short-term borrowings .....................................                2                -                2                -
     Long-term debt ............................................                7                -                7                -
                                                                           ------           ------           ------           ------
         Total interest expense ................................            1,230            1,280            2,479            2,501
                                                                           ------           ------           ------           ------

Net interest income ............................................            2,182            1,825            4,249            3,751
Provision for loan losses ......................................               55              150              135              400
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            2,127            1,675            4,114            3,351
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              394              377              762              716
     Credit life insurance commissions .........................               13               11               19               21
     Net gains on sales of available-for-sale
         securities ............................................                -                -                5                -
     Gain on sale of loans held for sale .......................                -               61                -              126
     Other income ..............................................              136               58              229              109
                                                                           ------           ------           ------           ------
         Total other income ....................................              543              507            1,015              972
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              701              534            1,381            1,095
     Net occupancy expense .....................................               69               48              140               97
     Furniture and equipment expense ...........................               91               72              155              138
     Other expense .............................................              498              381              860              718
                                                                           ------           ------           ------           ------
         Total other expenses ..................................            1,359            1,035            2,536            2,048
                                                                           ------           ------           ------           ------

Income before income taxes .....................................            1,311            1,147            2,593            2,275
Income tax expense .............................................              481              410              931              811
                                                                           ------           ------           ------           ------
Net income .....................................................           $  830           $  737           $1,662           $1,464
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.35           $ 0.31           $ 0.69           $ 0.62
     Net income, assuming dilution .............................             0.32             0.30             0.66             0.59
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

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                       (Unaudited)

                                                                      Common Stock
                                                                      ------------                        Accumulated
                                                                 Number of                   Retained  Other Comprehensive
                                                                   Shares         Amount     Earnings      Income           Total
                                                                   ------         ------     --------      ------           -----
                                                                                           (Dollars in thousands)

Balance, January 1, 2003 ...................................     2,242,417     $  17,569     $   2,137     $     379      $  20,085
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         1,464             -          1,464
                                                                                                                          ---------
    Unrealized holding gains and losses
       on available-for-sale securities arising
       during the period, net of income taxes of $48 .......             -             -             -            84             84
                                                                                                                          ---------
    Total other comprehensive income .......................             -             -             -             -             84
                                                                                                                          ---------
         Total comprehensive income ........................             -             -             -             -          1,548
                                                                                                                          ---------
Exercise of employee stock options .........................         6,832            28             -             -             28
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2003 .....................................     2,249,249     $  17,597     $   3,601     $     463      $  21,661
                                                                 =========     =========     =========     =========      =========



Balance, January 1, 2004 ...................................     2,362,057     $  19,620     $   3,117     $    (200)     $  22,537
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         1,662             -          1,662
                                                                                                                          ---------
    Unrealized holding gains and losses
       on available-for-sale securities arising
       during the period, net of income taxes of $750 ......             -             -             -        (1,339)        (1,339)
    Reclassification adjustment for losses (gains)
       realized in income, net of income taxes of $2 .......             -             -             -            (3)            (3)
                                                                                                                          ---------
    Total other comprehensive income .......................             -             -             -             -         (1,342)
                                                                                                                          ---------
         Total comprehensive income ........................             -             -             -             -            320
                                                                                                                          ---------
Exercise of employee stock options .........................        45,226           264             -             -            264
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2004 .....................................     2,407,283     $  19,884     $   4,779     $  (1,542)     $  23,121
                                                                 =========     =========     =========     =========      =========















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                    June 30,
                                                                                                            2004              2003
                                                                                                            ----              ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  1,662          $  1,464
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              135               400
            Depreciation .......................................................................              142               111
            Amortization of net loan (fees) and costs ..........................................              (39)              (22)
            Securities accretion and premium amortization ......................................              213               489
            Gain on sale of available-for-sale security ........................................               (5)                -
            Gain on sale of loans held for sale ................................................                -              (126)
            Decrease (increase) in interest receivable .........................................               24               (35)
            Increase in interest payable .......................................................              106               365
            Decrease in prepaid expenses and other assets ......................................              248                93
            Increase in other accrued expenses .................................................              221               348
            Originations of loans held for sale ................................................                -            (3,605)
            Proceeds of sale of loans held for sale ............................................                -             3,942
            Writedowns of other real estate owned ..............................................               90                 -
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            2,797             3,424
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (48,539)          (42,948)
     Purchases of held-to-maturity securities ..................................................           (9,949)                -
     Maturities and calls of available-for-sale securities .....................................           22,509            37,177
     Proceeds of sale of available-for-sale security ...........................................            3,826                 -
     Purchases of other investments ............................................................             (147)             (195)
     Net increase in loans made to customers ...................................................           (2,065)           (5,710)
     Purchases of premises and equipment .......................................................              (41)             (568)
     Proceeds of sale of real estate held for sale .............................................              212                 -
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (34,194)          (12,244)
                                                                                                         --------          --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................            2,053            14,933
     Net increase in certificates of deposit and other
         time deposits .........................................................................            1,638            20,705
     Increase in short-term borrowings .........................................................            2,500                 -
     Proceeds of issuing long-term debt ........................................................            7,500                 -
     Exercise of employee stock options ........................................................              264                28
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................           13,955            35,666
                                                                                                         --------          --------
(Decrease) increase in cash and cash equivalents ...............................................          (17,442)           26,846
Cash and cash equivalents, beginning ...........................................................           39,505            26,617
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 22,063          $ 53,463
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
         Interest ..............................................................................         $  2,373          $  2,136
         Income taxes ..........................................................................              612               357
     Noncash investing and financing activities:
         Transfer of loans to other real estate owned ..........................................                -               696
         Other comprehensive income (loss) .....................................................           (1,342)               84

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 2003 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of June 30, 2004, there were $892,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

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

                                                                                           (Unaudited)
                                                                                      Period Ended June 30,
                                                                                      ---------------------
                                                                          Three Months                          Six Months
                                                                          ------------                          ----------
                                                                    2004               2003               2004              2003
                                                                    ----               ----               ----              ----
                                                                           (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      830         $      737         $    1,662         $    1,464
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,398,467          2,361,711          2,392,585          2,360,583
                                                                 ==========         ==========         ==========         ==========

Net income per share, basic ............................         $      .35         $      .31         $      .69         $      .62
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      830         $      737         $    1,662         $    1,464
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,398,467          2,361,711          2,392,585          2,360,583
  Effect of dilutive stock options .....................            160,301            118,851            107,613            118,851
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          2,558,768          2,480,562          2,500,198          2,479,434
                                                                 ==========         ==========         ==========         ==========

        Net income per share, assuming dilution ........         $      .32         $      .30         $      .66         $      .59
                                                                 ==========         ==========         ==========         ==========


Stock-Based Compensation - As of June 30, 2004, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Although the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, there are no current intentions to adopt the fair value method recognition provisions of that Statement. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 5% stock dividend effective November 28, 2003.

                                                                                                (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                Three Months                      Six Months
                                                                                ------------                      ----------
                                                                           2004            2003             2004              2003
                                                                           ----            ----             ----              ----
                                                                               (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   830         $   737         $   1,662         $   1,464
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              60              67               119               133
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   770         $   670         $   1,543         $   1,331
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $  0.35         $  0.31         $    0.69         $    0.62
     Pro forma .................................................            0.32            0.28              0.64              0.56
Net income per share, assuming dilution
     As reported ...............................................         $  0.32         $  0.30         $    0.66         $    0.59
     Pro forma .................................................            0.30            0.27              0.62              0.54

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

Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $830,000, or $.35 per share, for the second quarter, and $1,662,000, or $.69 per share, for the first six months of 2004. During 2003, the Company recorded net income of $737,000 or $.31 per share for the second quarter, and $1,464,000, or $.62 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 2004 was $.32 and $.66, respectively. For the comparable 2003 periods, net income per share, assuming dilution, was $.30 and $.59, respectively. Net income per share amounts for 2003 have been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2003.

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (loans, securities, interest bearing deposits in other banks, federal funds sold and other investments), less the interest expense incurred on interest bearing liabilities (interest bearing deposits, short-term borrowings and long-term debt), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         For the second quarter of 2004, net interest income was $2,182,000, an increase of $357,000 or 19.6% from the comparable 2003 period. For the first six months of 2004, net interest income was $4,249,000, an increase of $498,000 or 13.3% from the first six months of 2003. The increases in net interest income for the 2004 six and three month periods resulted primarily from larger volumes of interest earning assets, especially in the higher-yielding loan category, and a specific, targeted purchase of taxable held-to-maturity securities using relatively low cost, fixed rate funds borrowed from the Federal Home Loan Bank of Atlanta ("the FHLB"). Interest expense for the 2004 period was affected favorably by lower rates paid for deposits and other funding sources. The average rate paid for all interest-bearing funding sources was 26 basis points lower in the 2004 six-month period than in the same 2003 period. The average amounts of interest-bearing funding sources increased to $237,636,000 for the 2004 period, an increase of $24,114,000 or 11.3% more than the 2003 period.

         Average interest earning assets during the 2004 six-month period were $281,653,000, an increase of $30,787,000 or 12.3% over the comparable period of 2003. Average loans for the 2004 six-month period were $150,560,000, an increase of $10,198,000 or 7.3% over the average amount for the same period of 2003. Average investment securities for the 2004 period were $101,888,000, an increase of $35,134,000 or 52.6% over the average for the 2003 period. Average time deposits issued in denominations less than $100,000 increased to $104,111,000 for the 2004 six-month period from $86,610,000 in the same 2003 period, representing an increase of 20.2%. The average interest rate associated with such deposits decreased by 36 basis points to 3.00% for the 2004 six-month period.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2004 was 2.72%, an increase of 5 basis points from 2.67% for the same period of 2003. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.04% for the first six months of 2004, an increase of 2 basis points from 3.02% for the first six months of 2003.

         Late in the second quarter of 2004, the Company borrowed approximately $10,000,000 from the FHLB and invested the proceeds in several mortgage-backed securities issues with a combined yield-to-maturity of 5.10%. The average expected life of these securities was approximately 6.0 years as of the purchase date. The borrowed funds consisted of a combination of both short- and long-term debt with an average life of approximately 4.6 years at the date incurred and an average cost of 3.27%.

         Other increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from three offices located in Seneca, Westminster and Walhalla. The Westminster office was opened in temporary quarters during the second quarter of 2003.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $55,000 for the second quarter of 2004 compared with $150,000 for the second quarter of 2003, and totaled $135,000 for the first six months of 2004 compared with $400,000 for the comparable period of 2003. At June 30, 2004, the allowance for loan losses was 1.50% of loans, compared with 1.49% of loans at December 31, 2003. During the 2003 six-month period, net charge-offs totaled $92,000, compared with $90,000 charged off during the same period of 2003. As of June 30, 2004, there were $892,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest, collectively referred to as impaired loans. The amount of nonaccrual loans at June 30, 2004 is $306,000 more than the amount at June 30, 2003 and $105,000 less than the amount of nonaccrual loans as of December 31, 2003. The majority of the nonaccrual loans are secured by real estate and vehicles. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges off the excess amount of the debt.

         As of June 30, 2004, the Company's potential problem loans totaled $1,427,000, an increase of $374,000, or 35.5%, over the amount of such loans as of December 31, 2003. Potential problem loans include loans, other than impaired loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The majority of the potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

Noninterest Income

         Noninterest income totaled $543,000 for the second quarter of 2004, compared with $507,000 for the 2003 quarter. Noninterest income was $1,015,000 for the first six months of 2004 and $972,000 for the same 2003 period. The higher noninterest income in 2004 was attributable primarily to increased fees derived from service charges and other fees associated with deposit accounts. The Company offers a program that allows customers to avoid payee-imposed charges on checks and similar items returned for insufficient funds. A per item fee is charged by the Company for this increasingly popular service. Also, during the second quarter of 2003, the Company changed investors with regard to its residential mortgage loan origination and resale program. Consequently, the Company no longer provides the initial funding for such loans and only fee income (which is included in "Other Income") is now recognized in association with the origination of those loans. The Company realized a $5,000 gain on the sale of an available-for-sale security in the 2004 six-month period. No such gains were recognized in the 2003 period.

Noninterest Expenses

         Noninterest expenses totaled $1,359,000 for the second quarter of 2004, compared with $1,035,000 for the 2003 period, representing an increase of $324,000 or 31.3%. Noninterest expenses were $2,536,000 for the first six months of 2004 compared with $2,048,000 for the first half of 2003. Salaries and employee benefits for the 2004 quarter totaled $701,000, an increase of $167,000 over the 2003 three month period. For the first six months of 2004, salaries and employee benefits totaled $1,381,000 representing an increase of $286,000 or 26.1% over the same period of 2003. This increase resulted from increased staffing levels arising from the opening of the new office in Westminster, South Carolina during the second quarter of 2003 and from normal increases in salaries and wages granted from time-to-time.

         Occupancy and furniture and equipment expenses for the second quarter of 2004 totaled $160,000, representing an increase of $40,000 over the same period of 2003. Such expenses increased $60,000 or 25.5% during the first half of 2004. Other expenses for the 2004 three-month period totaled $498,000 and were $117,000 more than in 2003. For the 2004 six-month period, other expenses increased by $142,000, or 19.8%, over the 2004 amount. These expenses increased primarily due to valuation adjustments related to the Company's holdings of foreclosed properties, increased costs of the Company's core data processing system software and higher fees paid for ATM network services.

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

         Loan and deposit growth have been slower during the past 12-month period. Management attributes this to a relative unattractiveness of all banks' deposit products during the prolonged period of historically low interest rates, sluggish economic activity generally and continued uncertainty over the timing, direction and extent of interest rate movements in the near term. In addition, the ongoing resolution of the 2003 bankruptcy of a mortgage banking operation's local funding subsidiary is believed to be negatively affecting overall economic activity in the Company's market areas.

         As of June 30, 2004, the ratio of loans to total deposits was 57.5%, compared with 57.6% as of December 31, 2003 and 57.5% as of June 30, 2003.

         Deposits as of June 30, 2004 increased by $3,691,000 or 1.4% over the amount at December 31, 2003 and were $12,965,000 or 5.2% greater than their level of June 30, 2003.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity increased by $584,000 since December 31, 2003 as the result of net income of $1,662,000 for the first six months of 2004, $264,000 added from the exercise of stock options, less $1,342,000 in other comprehensive income, consisting of unrealized losses arising during the period on available-for-sale securities.

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

         The June 30, 2004 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                               Tier 1      Capital    Leverage
                                               ------      -------    --------
Community First Bancorporation .............    14.7%       16.0%        8.5%
Community First Bank .......................    14.1%       15.3%        8.1%
Minimum "well-capitalized" requirement .....     6.0%       10.0%        6.0%
Minimum requirement ........................     4.0%        8.0%        4.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                               June 30, 2004
                                               -------------
                                          (Dollars in thousands)
Loan commitments ......................          $ 17,228
Standby letters of credit .............               944


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

As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises. Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

No disclosure is required under 17 C.F.R. Section 228.308(c).

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 27, 2004, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of three directors to hold office for three-year terms:

                                                     SHARES VOTED
                                                     ------------
                                                                       AUTHORITY
         DIRECTORS                        FOR          AGAINST          WITHHELD
                                          ---          -------          --------

        Robert H. Edwards ........     1,519,599           0               0
        Blake L. Griffith ........     1,519,599           0               0
        Gary V. Thrift ...........     1,519,599           0               0


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2004 annual meeting: James E. McCoy - 2005, James E. Turner - 2005, and Charles L. Winchester - 2005, Larry S. Bowman, M.D., - 2006; William
M. Brown - 2006; John R. Hamrick - 2006 and Frederick D. Shepherd, Jr. - 2006.


Item 6. - Exhibits and Reports on Form 8-K.

(a) Exhibits.             31.  Rule 13a-14(a)/15d-14(a) Certifications

                          32.  Certifications Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.  None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMMUNITY FIRST BANCORPORATION

August 11, 2004                  /s/ Frederick D. Shepherd, Jr.
-----------------                ----------------------------------------------
         Date                    Frederick D. Shepherd, Jr., Chief
                                 Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX

(b)  Exhibits           31.  Rule 13a-14(a)/15d-14(a) Certifications
                        32.  Certifications Pursuant to 18 U.S.C. Section 1350