Form 10QSB
period 2004-09-30
COMMUNITY FIRST BANCORP
filed 2004-11-15
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004      Commission File No. 000-29640


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

         Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,407,878 Shares Outstanding on October 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ..................................     3
             Consolidated Statement of Income ............................     4
             Consolidated Statement of Changes in Shareholders' Equity ...     5
             Consolidated Statement of Cash Flows ........................     6
             Notes to Unaudited Consolidated Financial Statements ........   7-8

Item 2.      Management's Discussion and Analysis ........................  9-12

Item 3.      Controls and Procedures .....................................    12

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ............................    13

SIGNATURE ................................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                      (Unaudited)
                                                                                                     September 30,      December 31,
                                                                                                          2004               2003
                                                                                                          -----              ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   4,586          $   7,560
     Interest bearing deposits due from banks ................................................                 2                 29
     Federal funds sold ......................................................................            16,145             31,916
     Securities available-for-sale ...........................................................            97,600             86,023
     Securities held-to-maturity (estimated fair value $9,901) ...............................             9,691                  -
     Other investments .......................................................................               897                750
     Loans ...................................................................................           155,483            147,650
         Allowance for loan losses ...........................................................            (2,318)            (2,197)
                                                                                                       ---------          ---------
            Loans - net ......................................................................           153,165            145,453
     Premises and equipment - net ............................................................             4,289              4,454
     Accrued interest receivable .............................................................             1,542              1,424
     Other assets ............................................................................             2,201              2,917
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 290,118          $ 280,526
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  33,922          $  32,273
         Interest bearing ....................................................................           219,435            224,278
                                                                                                       ---------          ---------
            Total deposits ...................................................................           253,357            256,551
     Short-term borrowings ...................................................................             2,500                  -
     Long-term debt ..........................................................................             7,500                  -
     Accrued interest payable ................................................................             1,117              1,357
     Other liabilities .......................................................................               364                 81
                                                                                                       ---------          ---------
            Total liabilities ................................................................           264,838            257,989
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares authorized; issued and
         outstanding - 2,407,878 for 2004 and 2,362,057 for 2003 .............................            19,888             19,620
     Retained earnings .......................................................................             5,683              3,117
     Accumulated other comprehensive income ..................................................              (291)              (200)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            25,280             22,537
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 290,118          $ 280,526
                                                                                                       =========          =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                              Three Months                         Nine Months
                                                                              ------------                         -----------
                                                                          2004             2003              2004              2003
                                                                          ----             ----              ----              ----
                                                                                  (Dollars in thousands, except per share)
Interest income
     Loans, including fees ...................................         $  2,588          $  2,496         $  7,638          $  7,420
     Securities
       Taxable ...............................................              955               536            2,457             1,601
       Tax-exempt ............................................               18                 3               55                 8
     Other investments .......................................                8                 8               21                21
     Federal funds sold ......................................               51                97              177               342
                                                                       --------          --------         --------          --------
         Total interest income ...............................            3,620             3,140           10,348             9,392
                                                                       --------          --------         --------          --------

Interest expense
     Time deposits $100M and over ............................              347               414            1,085             1,228
     Other deposits ..........................................              818               901            2,550             2,588
     Short-term borrowings ...................................               11                 -               13                 -
     Long-term debt ..........................................               72                 -               79                 -
                                                                       --------          --------         --------          --------
         Total interest expense ..............................            1,248             1,315            3,727             3,816
                                                                       --------          --------         --------          --------

Net interest income ..........................................            2,372             1,825            6,621             5,576
Provision for loan losses ....................................              180                75              315               475
                                                                       --------          --------         --------          --------
Net interest income after provision ..........................            2,192             1,750            6,306             5,101
                                                                       --------          --------         --------          --------

Other income
     Service charges on deposit accounts .....................              393               355            1,155             1,071
     Credit life insurance commissions .......................                7                 8               26                29
     Net losses on sales of available-for-sale
           securities ........................................              (14)                -               (9)                -
     Gain on sale of loans held for sale .....................                -                 4                -               130
     Other income ............................................              138               118              367               227
                                                                       --------          --------         --------          --------
         Total other income ..................................              524               485            1,539             1,457
                                                                       --------          --------         --------          --------

Other expenses
     Salaries and employee benefits ..........................              708               659            2,089             1,754
     Net occupancy expense ...................................               69                61              209               158
     Furniture and equipment expense .........................               75                60              230               198
     Other expense ...........................................              451               352            1,311             1,070
                                                                       --------          --------         --------          --------
         Total other expenses ................................            1,303             1,132            3,839             3,180
                                                                       --------          --------         --------          --------

Income before income taxes ...................................            1,413             1,103            4,006             3,378
Income tax expense ...........................................              509               374            1,440             1,185
                                                                       --------          --------         --------          --------
Net income ...................................................         $    904          $    729         $  2,566          $  2,193
                                                                       ========          ========         ========          ========

Per share*
     Net income ..............................................         $   0.38          $   0.31         $   1.07          $   0.93
     Net income, assuming dilution ...........................             0.36              0.29             1.02              0.88

* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2003.

See  accompanying  notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                      (Unaudited)
                                                                      Common Stock                        Accumulated
                                                                      ------------                           Other
                                                                 Number of                    Retained   Comprehensive
                                                                  Shares       Amount         Earnings       Income          Total
                                                                  ------       ------         --------       ------          -----
                                                                                       (Dollars in thousands)

Balance, January 1, 2003 ...................................     2,242,417     $  17,569     $   2,137     $     379      $  20,085
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         2,193             -          2,193
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $291 .......             -             -             -          (519)          (519)
                                                                                                                          ---------
         Total other comprehensive income ..................             -             -             -             -           (519)
                                                                                                                          ---------
           Total comprehensive income ......................             -             -             -             -          1,674
                                                                                                                          ---------
Exercise of employee stock options .........................         6,852            29             -             -             29
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, September 30, 2003 ................................     2,249,269     $  17,598     $   4,330     $    (140)     $  21,788
                                                                 =========     =========     =========     =========      =========



Balance, January 1, 2004 ...................................     2,362,057     $  19,620     $   3,117     $    (200)     $  22,537
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         2,566             -          2,566
                                                                                                                          ---------
    Change in unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $55 ........             -             -             -           (97)           (97)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $3 ........             -             -             -             6              6
                                                                                                                          ---------
         Total other comprehensive income ..................             -             -             -             -            (91)
                                                                                                                          ---------
           Total comprehensive income ......................             -             -             -             -          2,475
                                                                                                                          ---------
Exercise of employee stock options .........................        45,821           268             -             -            268
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, September 30, 2004 ................................     2,407,878     $  19,888     $   5,683     $    (291)     $  25,280
                                                                 =========     =========     =========     =========      =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                  (Unaudited)
                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                            2004              2003
                                                                                                            ----              ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,566          $  2,193
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              315               475
            Writedowns of other real estate owned ..............................................              125                 -
            Depreciation .......................................................................              213               165
            Amortization of net loan (fees) and costs ..........................................              (67)              (42)
            Securities accretion and premium amortization ......................................              664               798
            Net losses on sale of available-for-sale securities ................................                9                 -
            Gain on sale of loans held for sale ................................................                -              (130)
            Increase in interest receivable ....................................................             (118)              (74)
            (Decrease) increase in interest payable ............................................             (240)              213
            Decrease (increase) in prepaid expenses and other assets ...........................              183              (533)
            Increase (decrease) in other accrued expenses ......................................              283                46
            Proceeds of sale of loans held for sale ............................................                -             4,559
            Originations of loans held for sale ................................................                -            (4,218)
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            3,933             3,452
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (52,381)          (77,874)
     Purchases of held-to-maturity securities ..................................................           (9,949)                -
     Maturities and calls of available-for-sale securities .....................................           34,973            50,711
     Proceeds of sales of available-for-sale securities ........................................            5,273                 -
     Purchases of other investments ............................................................             (147)             (195)
     Net increase in loans made to customers ...................................................           (8,101)           (8,054)
     Purchases of premises and equipment .......................................................              (48)             (249)
     Proceeds from sale of real estate held for sale ...........................................              212                 -
     Proceeds from sale of other real estate ...................................................              389                 -
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (29,779)          (35,661)
                                                                                                         --------          --------

Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           (1,116)           11,252
     Net (decrease) increase in certificates of deposit and other
         time deposits .........................................................................           (2,078)           27,464
     Net increase in short-term debt ...........................................................            2,500                 -
     Proceeds of issuance of long-term debt ....................................................            7,500                 -
     Exercise of employee stock options ........................................................              268                29
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................            7,074            38,745
                                                                                                         --------          --------
(Decrease) increase in cash and cash equivalents ...............................................          (18,772)            6,536
Cash and cash equivalents, beginning ...........................................................           39,505            26,617
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 20,733          $ 33,153
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest ..............................................................................         $  3,967          $  3,603
         Income taxes ..........................................................................            1,136             1,228
     Noncash investing and financing activities:
         Transfer of loans to other real estate ................................................              141               696
         Other comprehensive income (loss) .....................................................               91             1,674

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report for the year ended December 31, 2003 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of September 30, 2004, there were $793,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Per share information for 2003 has been retroactively adjusted to give effect to a 5% stock dividend effective November 28, 2003. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                           (Unaudited)
                                                                                     Period Ended September 30,
                                                                                     --------------------------
                                                                          Three Months                          Nine Months
                                                                          ------------                          -----------
                                                                    2004               2003               2004              2003
                                                                    ----               ----               ----              ----
                                                                          (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      904         $      729         $    2,566         $    2,193
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,407,425          2,361,721          2,397,592          2,360,966
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .38         $      .31         $     1.07         $      .93
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      904         $      729         $    2,566         $    2,193
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,407,425          2,361,721          2,397,592          2,360,966
  Effect of dilutive stock options .....................            135,624            118,838            126,735            118,838
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          2,543,049          2,480,559          2,524,327          2,479,804
                                                                 ==========         ==========         ==========         ==========

    Net income per share, assuming dilution ............         $      .36         $      .29         $     1.02         $      .88
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - As of September 30, 2004, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is recognized in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Although the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, there are no current intentions to adopt the fair value method recognition provisions of that statement. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 5% stock dividend effective November 28, 2003.

                                                                                               (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                               Three Months                      Nine Months
                                                                               ------------                      -----------
                                                                            2004           2003              2004             2003
                                                                            ----           ----              ----             ----
                                                                              (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   904         $   729         $   2,566         $   2,193
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              60              67               179               200
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   844         $   662         $   2,387         $   1,993
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $ 0.38          $  0.31         $    1.07         $    0.93
     Pro forma .................................................           0.35             0.28              0.99              0.83
Net income per share, assuming dilution
     As reported ...............................................         $ 0.36          $  0.29         $    1.02         $    0.88
     Pro forma .................................................           0.33             0.27              0.95              0.80

Item 2. - Management's Discussion and Analysis

Forward Looking Statements

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


Results of Operations

         Community First Bancorporation recorded consolidated net income of $904,000, or $.38 per share, for the third quarter, and $2,566,000, or $1.07 per share, for the first nine months of 2004. During 2003, the Company recorded net income of $729,000 or $.31 per share for the third quarter, and $2,193,000, or $.93 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 2004 was $.36 and $1.02, respectively. For the comparable 2003 periods, net income per share, assuming dilution, was $.29 and $.88, respectively. Net income per share figures for 2003 have been retroactively adjusted to reflect a 5% stock dividend effective November 28, 2003.

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (loans, securities, interest bearing deposits in other banks, federal funds sold and other investments), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

         For the first nine months of 2004, net interest income was $6,621,000, an increase of $1,045,000 or 18.7% from the first nine months of 2003. The increase in net interest income for the 2004 period resulted from the effects of larger volumes of interest earning assets and lower rates paid on interest bearing liabilities.

         The average rate earned on interest earning assets decreased by 2 basis points to 4.90% for the first nine months of 2004. The average rate paid for interest bearing liabilities during the 2004 nine month period was 2.11%, a decrease of 24 basis points from the same 2003 period.

         Average interest earning assets during the 2004 nine-month period were $282,288,000, an increase of $27,005,000 or 10.6% over the comparable period of 2003. Average loans for the 2004 nine-month period totaled $151,287,000, an increase of $9,972,000 or 7.1% over the same period of 2003. Average loans were 53.6% and 55.4% of average interest earning assets for the 2004 and 2003 nine-month periods, respectively. Average investment securities for the 2004 nine month period were $106,226,000, an increase of $35,473,000 or 50.1% over the 2003 amount. Average federal funds sold for the 2004 nine-month period were $23,896,000, a decrease of $18,604,000 or 43.8% from the same period of 2003.
Average interest bearing liabilities during the 2004 nine-month period were $236,478,000, representing an increase of $19,631,000 or 9.1% over the amount for the same period of 2003. Average time deposits of $100,000 and over decreased to $60,066,000 for the 2004 nine-month period from $63,882,000 in the same prior year period, a decrease of $3,816,000 or 6.0%. Average time deposits less than $100,000 increased to $103,806,000 for the 2004 nine-month period from $90,821,000 in the same period of 2003, representing an increase of $12,985,000 or 14.3%. Average interest bearing transaction and savings accounts increased to $68,738,000 for the 2004 nine-month period, an increase of $6,594,000 or 10.6% from the same period of 2003.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2004 was 2.79%. The comparable figure for the first nine months of 2003 was 2.57%. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.13% for the first nine months of 2004, an increase of 21 basis points from the 2.92% net yield for the first nine months of 2003.

         During the twelve-month period ended September 30, 2004, the Federal Reserve Bank's Open Market Committee held interest rates at historically low levels except for gradually increasing certain key rates in the last three months of that period. Consequently, the prime rate, a key determinant of rates charged to the Bank's most creditworthy customers and a factor considered in the Company's loan-pricing decisions, was similarly held at a low level, until rising slightly during the third quarter of 2004. As of September 30, 2004, approximately $57,000,000, or 36.7%, of the Company's loan portfolio was composed of variable rate loans directly indexed to movements in the prime rate. The average rate earned on loans during the first nine months of 2004 was 6.74%, compared with 7.02% for the same period of 2003.

         During the first nine months of 2004, the Company increased investment securities by $21,268,000, or 24.7%. This increase was funded by both decreasing the Company's investment in federal funds sold and incurring other liabilities. Late in the second quarter of 2004, the Company borrowed approximately $10,000,000 from the FHLB and invested the proceeds in several mortgage-backed securities issues with a combined yield-to-maturity of 5.10%. These securities were designated and are accounted for as held-to-maturity securities. The average expected life of these securities was approximately 6.0 years as of the purchase date. The borrowed funds consisted of a combination of short- and long-term debt with an average life of approximately 4.6 years and an average cost of 3.27% at the date incurred. Also contributing to the Company's investment activities in the first nine months of 2004 were the responses of securities issuers to the Federal Reserve's interest rate actions. Many securities issuers have for the past several quarters redeemed callable securities that were issued at rates higher than current rates. The Company generally replaced the called securities with new securities that generally were issued at lower rates.

Provision and Allowance for Loan Losses, Non-performing and Potential Problem Loans

         The provision for loan losses charged to expense was $180,000 for the third quarter of 2004 compared with $75,000 for the third quarter of 2003, and totaled $315,000 for the first nine months of 2004 compared with $475,000 for the comparable period of 2003. At September 30, 2004 and December 30, 2003, the allowance for loan losses was 1.49% of loans. During the 2004 nine-month period, net charge-offs totaled $194,000, compared with $181,000 charged off during the same period of 2003. As of September 30, 2004, there were $793,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 2004 is $204,000 less than the amount of nonaccrual loans as of December 31, 2003. The majority of the nonaccrual loans are secured by vehicles and real estate. When the estimated net realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         As of September 30, 2004, the Company's potential problem loans totaled $2,086,000, an increase of $1,033,000 from the amount of such loans as of December 31, 2003. Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The increase in potential problem loans since December 31, 2003 is attributable primarily to cash flow difficulties experienced by unrelated borrowers on four real estate secured loans and one commercial loan. Management does not believe that the problems associated with these loans indicate the beginning of a trend or reflect any large-scale changes in the Company's trade area. Rather, the problems are believed to reflect conditions peculiar to the borrowers themselves. The majority of other potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

Noninterest Income

         Noninterest income totaled $524,000 for the third quarter of 2004, compared with $485,000 for the 2003 quarter. Noninterest income was $1,539,000 for the first nine months of 2004 and $1,457,000 for the same 2003 period. The higher noninterest income in the 2004 periods was attributable primarily to increased fees derived from charges assessed against deposit accounts. In 2004, the Company reported no gains on sales of mortgage loans, while in the first nine months of 2003 such gains totaled $130,000. The Company no longer originates mortgage loans for its own account. Instead, it acts as an agent for another financial institution which funds the loans. The Company now realizes fee income earned in connection with these loan originations in "other income." For the nine months ended September 30, 2004, these fees totaled $106,000. There were $9,000 in net realized losses on the sale of available-for-sale securities in the 2004 year-to-date period. No securities gains or losses were realized in the comparable 2003 period.

Noninterest Expenses

         Noninterest expenses totaled $1,303,000 for the third quarter of 2004, compared with $1,132,000 for the 2003 period, representing an increase of $171,000 or 15.1%. Noninterest expenses were $3,839,000 for the first nine months of 2004 compared with $3,180,000 for the same period of 2003. Salaries and employee benefits for the 2004 quarter totaled $708,000, an increase of $49,000 over the 2003 three month period. For the first nine months of 2004, salaries and employee benefits totaled $2,089,000 representing an increase of $335,000 or 19.1% over the same period of 2003. This increase resulted primarily from increased staffing levels arising from the opening, in the second quarter of 2003, of the Company's fifth office, which is located in Westminster, South Carolina, and from normal increases in salaries and wages granted from time to time.

         Occupancy and furniture and equipment expenses for the third quarter of 2004 totaled $144,000, an increase of $23,000, or 19.0% from the amount for the same period of 2003. Such expenses increased $83,000 during the first nine months of 2004 and totaled $439,000 for the 2004 nine-month period. These expenses increased in the 2004 periods primarily due to expenses related to the banking subsidiary's 2003 office expansion into the Westminster market. Other expenses for the third quarter of 2004 were $99,000 or 28.1% greater than the comparable period of 2003. Such expenses for the nine-month period of 2004 were $241,000 or 22.5% more than for the same period of 2003. These expenses increased primarily because of valuation adjustments related to the Company's holdings of foreclosed properties, costs of computer software, implementation and promotion of imaging technology for customer statements and other uses.

         Management anticipates that higher amounts of noninterest expenses will continue during the remainder of 2004.

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

         Deposits as of September 30, 2004 decreased by $3,194,000 or 1.2% from the amount at December 31, 2003 and were $3,002,000 or 1.2% greater than their levels of September 30, 2003.

         As of September 30, 2004, the ratio of loans to total deposits was 61.4%, compared with 57.6% as of December 31, 2003 and 57.7% as of September 30, 2003. The increase in the loan-to-deposit ratio for 2004 is generally the result of decreased deposit volumes, diversification of funding sources to include non-deposit borrowings and increased loan volumes.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $2,743,000 since December 31, 2003 as the result of net income of $2,566,000 for the first nine months of 2004, $268,000 added from the exercise of employee stock options, less $91,000 from changes in items of comprehensive income, primarily unrealized losses on available-for-sale investment securities, net of deferred taxes.

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

         The September 30, 2004 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                              Total
                                                   Tier 1     Capital  Leverage
                                                   ------     -------  --------
Community First Bancorporation .................    15.0%      16.2%      8.7%
Community First Bank ...........................    14.3%      15.6%      8.3%
Minimum "well-capitalized" requirement .........     6.0%      10.0%      6.0%
Minimum requirement ............................     4.0%       8.0%      4.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                            September 30, 2004
                                          (Dollars in thousands)
                                          ----------------------
Loan commitments ......................         $ 19,318
Standby letters of credit .............              859


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

Accounting and Reporting Changes

Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. For those mandatorily redeemable financial instruments, the effective date of certain provisions of SFAS No. 150 has been deferred by FASB Staff Position FAS 150-3. When fully implemented, the adoption of SFAS No. 150 is not expected to have a material on the Company's financial statements.

Effectiveness of the guidance issued in paragraphs 10-20 of Emerging Issues Task Force ("EITF") Issue No 03-1, "The Meaning of Other-Than-Temporarily Impairment and Its Application to Certain Investments" has been delayed by FASB Staff Position EITF Issue 03-1-1 until the final issuance of proposed EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No 03-1..." All disclosures required by EITF Issue No 03-1 for annual financial statements continue to be effective for fiscal years ending after December 15, 2003 for investments accounted for under FASB Statements No 115 and
124. For all other investments within the scope of this Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. Additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. The adoption of this EITF is not expected to materially affect the Company's financial statements.

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued its Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which is effective generally for loans acquired in fiscal years beginning after December 15, 2004. Early application is encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental organizations, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. For loans acquired in fiscal years prior to this SOP's effective date and within the scope of Practice Bulletin 6, the SOP also amends the application of Practice Bulletin 6 with regard to accounting for decreases in cash flows expected to be collected. The adoption of this SOP as of January 1, 2005 is not expected to have any material impact on the Company's financial statements.


Item 3. - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the issuer's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the issuer's internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 6. - Exhibits

Exhibits        31.     Rule 13a-14(a)/15d-14(a) Certifications

                32.     Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              COMMUNITY FIRST BANCORPORATION

November 12, 2004                             /s/ Frederick D. Shepherd, Jr.
-----------------                             ----------------------------------
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