Form 10KSB
period 2004-12-31
COMMUNITY FIRST BANCORP
filed 2005-03-31
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004     Commission File Number 000-29640

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

         State issuer's revenues for the most recent fiscal year.  $16,022,000.

         There is no active market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate market value of the voting common equity held by non-affiliates on March 1, 2005, was approximately $32,294,053. As of March 1, 2005, there were 1,699,687 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to Shareholders for the year ended December 31, 2004 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................     2
Item 2   Description of Property ........................................     9
Item 3   Legal Proceedings ..............................................     9
Item 4   Submission of Matters to a Vote of Security Holders ............     9
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters,
           and Small Business Issuer Pruchases of Securities ............     9
Item 6   Management's Discussion and Analysis or Plan of Operation ......     *
Item 7   Financial Statements ...........................................     *
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    10
Item 8A  Controls and Procedures ........................................    10
Item 8B  Other Information ..............................................    10
                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....     11
Item 10  Executive Compensation .........................................     **
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     11
Item 12  Certain Relationships and Related Transactions .................     **
Item 13  Exhibits .......................................................     12
Item 14  Principal Accountant Fees and Services .........................     **

*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2004.

**Incorporated  by reference to the  Registrant's  Proxy  Statement for the 2005
  Annual Meeting of Shareholders

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

         As of December 31, 2004, local governmental deposits comprised approximately 15% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2004, the Company employed 67 people.

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

     Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. The Bank's primary competitors in its Oconee County market area are 20 other banks and branches of banks and one savings and loan association and branch and two credit union branches. The Bank's primary competitors in its Anderson County market area are 60 banks and branches of banks, and six credit union branches. Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide. The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors. The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

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

         The Company's and the Bank's December 31, 2004 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2004 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note H to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

         The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information set forth under the caption "Management's Discussion and Analysis" in the 2004 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2004 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information relating to the names, ages, positions with the Company and terms of office set forth under the caption "Management of the Company - Management Security Ownership, Positions with the Company and Terms of Office" and the information set forth under the captions "Management - Directors'
Business Experience for the Past Five Years" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2005 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Benjamin L. Hiott, Senior Vice President, Community First Bancorporation, 3685 Blue Ridge Boulevard, Walhalla, South Carolina 29691.

Item 10.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" and the information as of March 1, 2005 under the columns "Number of Shares" and "% of Shares Outstanding" under the caption "Management of the Company -- Management Security Ownership, Positions with the Company and Terms of Office" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                393,063                      $11.12                       217,780

Equity compensation
plans not approved
by security holders                   0                           0                             0
                                -------                      ------                       -------
Total                           393,063                      $11.12                       217,780

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications

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

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 30, 2005           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

s/Larry S. Bowman
-------------------------------                  Vice Chairman and Director                       March 30, 2005
(Larry S. Bowman)


-------------------------------                  Director and Secretary                           March __, 2005
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 30, 2005
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 30, 2005
(Blake L. Griffith)


-------------------------------                  Director                                         March __, 2005
(John R. Hamrick)


-------------------------------                  Chairman and Director                            March __, 2005
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 30, 2005
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 30, 2005
(Gary V. Thrift)


-------------------------------                  Director                                         March __, 2005
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 30, 2005
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications