Form 10QSB
period 2005-03-31
COMMUNITY FIRST BANCORP
filed 2005-05-13
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005         Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
        ------------------------------------------------------------------------
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

         Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,648,305 Shares Outstanding on April 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets ....................................   3
            Consolidated Statements of Income ..............................   4
            Consolidated Statements of Changes in Shareholders' Equity .....   5
            Consolidated Statements of Cash Flows ..........................   6
            Notes to Unaudited Consolidated Financial Statements ...........   7

Item 2.     Management's Discussion and Analysis or Plan of Operation ......   8
Item 3.     Controls and Procedures ........................................  11

PART II -   OTHER INFORMATION

Item 6.     Exhibits .......................................................  11

SIGNATURE ..................................................................  12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                         March 31,      December 31,
                                                                                                           2005             2004
                                                                                                           -----            ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   6,025         $   5,652
     Interest bearing deposits due from banks ..................................................               60                36
     Federal funds sold ........................................................................           22,992            34,214
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           29,077            39,902
     Securities available-for-sale .............................................................          102,230            92,084
     Securities held-to-maturity (fair value $9,027 for 2005 and $9,560 for 2004) ..............            8,999             9,369
     Other investments .........................................................................            1,061             1,011
     Loans .....................................................................................          160,461           157,775
         Allowance for loan losses .............................................................           (2,346)           (2,240)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          158,115           155,535
     Premises and equipment - net ..............................................................            4,414             4,413
     Accrued interest receivable ...............................................................            1,421             1,331
     Other assets ..............................................................................            2,039             1,703
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 307,356         $ 305,348
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  35,015         $  34,903
         Interest bearing ......................................................................          235,662           233,245
                                                                                                        ---------         ---------
            Total deposits .....................................................................          270,677           268,148
     Accrued interest payable ..................................................................            1,436             1,222
     Short-term borrowings .....................................................................            2,000             2,500
     Long-term debt ............................................................................            6,500             7,500
     Other liabilities .........................................................................              598                41
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          281,211           279,411
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares authorized; issued and
         outstanding - 2,648,305 for 2005 and 2,648,230 for 2004 ...............................           24,216            24,216
     Retained earnings .........................................................................            3,129             2,220
     Accumulated other comprehensive income (loss) .............................................           (1,200)             (499)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           26,145            25,937
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 307,356         $ 305,348
                                                                                                        =========         =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                                 (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                           2005               2004
                                                                                                           -----              ----
                                                                                                           (Dollars in thousands,
                                                                                                               except per share)
Interest income
     Loans, including fees ...............................................................               $2,726               $2,495
     Securities
       Taxable ...........................................................................                  943                  714
       Tax-exempt ........................................................................                   20                   18
     Other investments ...................................................................                    9                    7
     Federal funds sold ..................................................................                  153                   82
                                                                                                         ------               ------
         Total interest income ...........................................................                3,851                3,316
                                                                                                         ------               ------

Interest expense
     Time deposits $100M and over ........................................................                  450                  374
     Other deposits ......................................................................                  927                  875
     Short-term borrowings ...............................................................                   19                    -
     Long-term debt ......................................................................                   63                    -
                                                                                                         ------               ------
         Total interest expense ..........................................................                1,459                1,249
                                                                                                         ------               ------

Net interest income ......................................................................                2,392                2,067
Provision for loan losses ................................................................                  140                   80
                                                                                                         ------               ------
Net interest income after provision ......................................................                2,252                1,987
                                                                                                         ------               ------

Other income
     Service charges on deposit accounts .................................................                  351                  368
     Credit life insurance commissions ...................................................                   11                    6
     Net gains on sales of available-for-sale securities .................................                    -                    5
     Other income ........................................................................                  125                   93
                                                                                                         ------               ------
         Total other income ..............................................................                  487                  472
                                                                                                         ------               ------

Other expenses
     Salaries and employee benefits ......................................................                  711                  680
     Net occupancy expense ...............................................................                   64                   71
     Furniture and equipment expense .....................................................                   88                   64
     Other expense .......................................................................                  460                  362
                                                                                                         ------               ------
         Total other expenses ............................................................                1,323                1,177
                                                                                                         ------               ------

Income before income taxes ...............................................................                1,416                1,282
Income tax expense .......................................................................                  507                  450
                                                                                                         ------               ------
Net income ...............................................................................               $  909               $  832
                                                                                                         ======               ======

Per share*
     Net income ..........................................................................               $ 0.34               $ 0.32
     Net income, assuming dilution .......................................................                 0.32                 0.30

------------------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective November 30, 2004.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                     (Unaudited)

                                                                     Common Stock                          Accumulated
                                                                   --------------                             Other
                                                                Number of                    Retained     Comprehensive
                                                                 Shares         Amount       Earnings      Income (Loss)     Total
                                                                 ------         ------       --------      -------------     -----
                                                                                          (Dollars in thousands)

Balance, January 1, 2004 ..................................     2,362,057     $  19,620      $   3,117     $    (200)     $  22,537
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -            832             -            832
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $253 ......             -             -              -           452            452
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $2 ..................................             -             -              -            (3)            (3)
                                                                                                                          ---------
        Total other comprehensive income ..................             -                                                       449
                                                                                                                          ---------
          Total comprehensive income ......................                                                                   1,281
                                                                                                                          ---------
Exercise of employee stock options ........................        32,040           121              -             -            121
                                                                ---------     ---------      ---------     ---------      ---------
Balance, March 31, 2004 ...................................     2,394,097     $  19,741      $   3,949     $     249      $  23,939
                                                                =========     =========      =========     =========      =========



Balance, January 1, 2005 ..................................     2,648,230     $  24,216      $   2,220     $    (499)     $  25,937
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -            909             -            909
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $393 ......             -             -              -          (701)          (701)
                                                                                                                          ---------
        Total other comprehensive income ..................             -             -              -             -           (701)
                                                                                                                          ---------
          Total comprehensive income ......................                                                                     208
                                                                                                                          ---------
Exercise of employee stock options ........................            75             -              -             -              -
                                                                ---------     ---------      ---------     ---------      ---------
Balance, March 31, 2005 ...................................     2,648,305     $  24,216      $   3,129     $  (1,200)     $  26,145
                                                                =========     =========      =========     =========      =========












See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                           2005               2004
                                                                                                           -----              ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ............................................................................           $    909            $    832
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                140                  80
            Depreciation ...................................................................                 74                  56
            Amortization of net loan fees and costs ........................................                (19)                (14)
            Securities accretion and premium amortization ..................................                  8                 231
            Gains on sales of available-for-sale securities ................................                  -                  (5)
            Increase in interest receivable ................................................                (90)               (140)
            Increase in interest payable ...................................................                214                 124
            Decrease in prepaid expenses and other assets ..................................                 57                 190
            Increase in other accrued expenses .............................................                557                 257
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,850               1,611
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (33,678)            (35,201)
     Maturities, calls and paydowns of securities available-for-sale .......................             22,428              10,698
     Maturities, calls and paydowns of securities held-to-maturity .........................                372                   -
     Proceeds of sales of securities available-for-sale ....................................                  -               3,826
     Purchases of other investments ........................................................                (50)               (147)
     Net increase in loans made to customers ...............................................             (2,701)             (3,681)
     Purchases of premises and equipment ...................................................                (75)                (38)
     Proceeds of sale of real estate held for sale .........................................                  -                 212
                                                                                                       --------            --------
                Net cash used by investing activities ......................................            (13,704)            (24,331)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              5,548               7,320
     Net (decrease) increase in certificates of deposit and other
         time deposits .....................................................................             (3,019)              2,001
     Decrease in short-term borrowings .....................................................               (500)                  -
     Repayments of Long-term debt ..........................................................             (1,000)                  -
     Exercise of employee stock options ....................................................                  -                 121
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              1,029               9,442
                                                                                                       --------            --------
Decrease in cash and cash equivalents ......................................................            (10,825)            (13,278)
Cash and cash equivalents, beginning .......................................................             39,902              39,505
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 29,077            $ 26,227
                                                                                                       ========            ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest ..........................................................................           $  1,245            $  1,125
         Income taxes ......................................................................                  3                  44
     Noncash investing and financing activities:
         Other comprehensive income (loss) .................................................               (701)                449

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of March 31, 2005, there were $1,177,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All per share information has been retroactively adjusted to give effect to a 10% stock dividend effective November 30, 2004. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                          2005            2004
                                                          -----           ----
                                                         (Dollars in thousands,
                                                       except per share amounts)

Net income per share, basic
  Numerator - net income .............................   $      909   $      832
                                                         ==========   ==========
  Denominator
    Weighted average common shares
      issued and outstanding .........................    2,648,242    2,625,373
                                                         ==========   ==========

        Net income per share, basic ..................   $      .34   $      .32
                                                         ==========   ==========

Net income per share, assuming dilution
  Numerator - net income .............................   $      909   $      832
                                                         ==========   ==========
  Denominator
    Weighted average common shares
      issued and outstanding .........................    2,648,242    2,625,373
    Effect of dilutive stock options .................      156,433      127,657
                                                         ----------   ----------
      Total shares ...................................    2,804,675    2,753,031
                                                         ==========   ==========
      Net income per share, assuming dilution ........   $      .32   $      .30
                                                         ==========   ==========


Stock-Based Compensation - As of March 31, 2005, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 10% stock dividend effective November 30, 2004.

                                                             (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                             2005         2004
                                                             ----         ----
                                                        (Dollars in thousands,
                                                       except per share amounts)

Net income, as reported ..............................      $   909      $   832
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of any related tax effects .................           45           50
                                                            -------      -------
Pro forma net income .................................      $   864      $   782
                                                            =======      =======

Net income per share, basic
      As reported ....................................      $  0.34      $  0.32
      Pro forma ......................................         0.33         0.30
Net income per share, assuming dilution
      As reported ....................................      $  0.32      $  0.30
      Pro forma ......................................         0.31         0.28


Item 2. - Management's Discussion and Analysis or Plan of Operation

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


Results of Operations

         Community First Bancorporation (the "Company") recorded consolidated net income of $909,000 or $.34 per share for the first quarter of 2005. These results are $77,000, or $.02 per share, more than net income of $832,000 or $.32 per share for the first quarter of 2004. Net income per share, assuming dilution was $.32 for the 2005 period and $.30 for the comparable period of 2004. Net income per share amounts for 2004 have been retroactively adjusted to reflect a ten percent stock dividend effective November 30, 2004.

Net Interest Income

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2005, net interest income was $2,392,000, an increase of $325,000 or 15.7% over the first quarter of 2004. The increase in 2005 net interest income is attributable primarily to larger average amounts of, and higher interest rates associated with, interest earning assets. Average interest earning assets totaled $305,647,000 during the 2005 period, compared with $281,699,000 during the same period of 2004. This represents an increase of

$23,948,000,  or 8.5%. Average loans for the 2005 period were  $158,810,000,  an increase of $9,721,000 or 6.5% over the comparable 2004 average. Average securities for the 2005 period, including both those available-for-sale and held-to-maturity, were $119,314,000, an increase of $25,328,000 or 26.9% over the 2004 period. The average annualized yield on earning assets during the 2005 period was 5.11%, an increase of 34 basis points over the comparable 2004 yield. The average annualized rates paid for interest bearing deposits during the 2005 and 2004 three-month periods were 2.29% and 2.11%, respectively. Average interest bearing liabilities totaled $253,181,000 for the 2005 period and $240,399,000 in the 2004 period, representing an increase of $12,782,000 or 5.3%. In the 2005 period only, the Company had average short- and long-term borrowings of $9,517,000 for which it paid an average rate of 3.45%.

         Market interest rates during the 2005 period were slightly higher than in the first quarter of 2004. The Federal Reserve Board began slowly increasing certain key interest rates late in 2004, and has continued to do so.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from three offices which are located in Seneca, Walhalla and Westminster. The Company currently is using its temporary facility at the Westminster location. There presently are no firm plans, timetables or budgets for constructing a permanent facility for this office. The Anderson County market is served from offices in Anderson and Williamston.

Provision and Allowance for Loan Losses, Non-Performing and Potential Problem Loans

         The provision for loan losses was $140,000 for the first three months of 2005, compared with $80,000 for the comparable period of 2004. At March 31, 2005, the allowance for loan losses was 1.46% of loans, up slightly from 1.42% at December 31, 2004. During the 2005 three month period, net charge-offs totaled $34,000, compared with $20,000 in net charge offs during the same period of 2004. As of March 31, 2005, there were $1,177,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2004, there were $998,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The amount of nonaccrual loans at March 31, 2005 is $179,000 more than the amount at March 31, 2004 and $288,000 less than the $1,465,000 of nonaccrual loans as of December 31, 2004.

         As of March 31, 2005, the Company's potential problem loans totaled $2,536,000, an increase of $1,133,000 over the amount of such loans at December 31, 2004. Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The increase in potential problem loans since December 31, 2004 is attributable primarily to the downgrading of a commercial real estate loan with a balance of approximately $500,000, the downgrading of another real estate-secured loan with a balance of approximately $150,000, and the downgrading of several other smaller loan relationships generally secured by real estate or automobiles. Management continues to monitor these loans closely. Management believes that the increase in potential problem loans in the first quarter of 2005 is not indicative of a trend in local economic conditions, but reflects circumstances unique to each individual borrower.

Noninterest Income

         Noninterest income totaled $487,000 for the first quarter of 2005, compared with $472,000 for the 2004 quarter. Service charges on deposit accounts in the 2005 period were approximately $17,000 less than in the prior year period. Mortgage brokerage income in 2005 was approximately $12,000 more than in the 2004 period. Net gains of $5,000 were realized and recognized on sales of available-for-sale securities in the 2004 period. There were no sales of any securities in the 2005 period.

Noninterest Expenses

         Noninterest expenses totaled $1,323,000 for the first quarter of 2005, compared with $1,177,000 for 2004, representing an increase of $146,000 or 12.4%. Salaries and employee benefits increased by $31,000, or 4.6%, to $711,000. This increase resulted primarily from normal salary increases, which are granted from time to time, increases in the number of employees associated with the Company's growth and higher costs of providing health insurance benefits. Occupancy and furniture and equipment expenses for 2005 increased by $17,000 compared with 2004 primarily as a result of higher depreciation and maintenance expenses associated with the Company's growth. Other expenses for the 2005 period were $98,000 greater than in 2004 due to increased expenses for professional services associated with the beginning of work on the Company's internal control review mandated by the Sarbanes-Oxley Act of 2002, higher amortization expenses of core software, costs incurred in 2005 for the Company's biennial strategic planning process, and higher costs for corporate license fees and stock transfer services. Cost savings were experienced in 2005 for expenses related to FDIC insurance and other real estate owned.

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

         As of March 31, 2005, the ratio of loans to total deposits was 59.3%, compared with 58.8% as of December 31, 2004 and 56.9% as of March 31, 2004. Deposits as of March 31, 2005 were $270,677,000, an increase of $2,529,000 or 0.9% over the amount as of December 31, 2004, and $4,805,000 or 1.8% greater than the level of March 31, 2004.

         During the second quarter of 2004, the banking subsidiary borrowed approximately $10,000,000 in both short-term and long-term amounts from the Federal Home Loan Bank of Atlanta ("FHLB"). During the first quarter of 2005, the banking subsidiary repaid $500,000 of the short-term amount and prepaid $1,000,000 of the long-term amount. The Company continues to have significant amounts of additional credit availability under its FHLB lines of credit.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $208,000 since December 31, 2004 as the result of net income of $909,000 for the first three months of 2005, less a $701,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2005 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                Total
                                                    Tier 1     Capital  Leverage
                                                    ------     -------  --------
Community First Bancorporation .................     15.5%      16.8%      8.7%
Community First Bank ...........................     14.9%      16.2%      8.3%
Minimum "well-capitalized" requirement .........      6.0%      10.0%      6.0%
Minimum requirement ............................      4.0%       8.0%      4.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                     March 31, 2005
                                                       (Dollars in
                                                       thousands)
                                                       ----------
Loan commitments .................................      $ 20,235
Standby letters of credit ........................           889


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2005.

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


Item 3. - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the issuer's chief executive officer and chief financial officer concluded such controls and procedures, as of the end of the period covered by this report, were effective.

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


                                     COMMUNITY FIRST BANCORPORATION

May 13, 2005                         /s/ Frederick D. Shepherd, Jr.
                                     -------------------------------------------
         Date                        Frederick D. Shepherd, Jr., Chief Executive
                                     Officer and Chief Financial Officer

                                  Exhibit Index


           31. Rule 13a-14(a)/15d-14(a) Certifications

           32. Certifications  Pursuant  to 18  U.S.C. Section 1350