Form 10QSB
period 2005-06-30
COMMUNITY FIRST BANCORP
filed 2005-08-15
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005           Commission File No. 000-29640


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

         Yes  [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,648,605 Shares Outstanding on July 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet .....................................     3
          Consolidated Statement of Income ...............................     4
          Consolidated Statement of Changes in Shareholders' Equity ......     5
          Consolidated Statement of Cash Flows ...........................     6
          Notes to Unaudited Consolidated Financial Statements ...........   7-8

Item 2.   Management's Discussion and Analysis ...........................  8-11

Item 3.   Controls and Procedures ........................................    11

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ............    12

Item 6.   Exhibits .......................................................    12

SIGNATURE ................................................................    13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                       (Unaudited)
                                                                                                         June 30,       December 31,
                                                                                                           2005             2004
                                                                                                           ----             ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   5,705         $   5,652
     Interest bearing deposits due from banks ..................................................               79                36
     Federal funds sold ........................................................................           19,332            34,214
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           25,116            39,902
     Securities available-for-sale .............................................................           95,054            92,084
     Securities held-to-maturity (fair value $8,692 for 2005 and $9,560 for 2004) ..............            8,621             9,369
     Other investments .........................................................................            1,173             1,011
     Loans .....................................................................................          165,596           157,775
         Allowance for loan losses .............................................................           (2,337)           (2,240)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          163,259           155,535
     Premises and equipment - net ..............................................................            4,675             4,413
     Accrued interest receivable ...............................................................            1,420             1,331
     Other assets ..............................................................................            1,845             1,703
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 301,163         $ 305,348
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  34,089         $  34,903
         Interest bearing ......................................................................          230,462           233,245
                                                                                                        ---------         ---------
            Total deposits .....................................................................          264,551           268,148
     Accrued interest payable ..................................................................            1,561             1,222
     Short-term borrowings .....................................................................                -             2,500
     Long-term debt ............................................................................            7,500             7,500
     Other liabilities .........................................................................              136                41
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          273,748           279,411
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 2,648,605 for 2005 and
         2,648,230 for 2004 ....................................................................           24,218            24,216
     Retained earnings .........................................................................            4,106             2,220
     Accumulated other comprehensive income (loss) .............................................             (909)             (499)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           27,415            25,937
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 301,163         $ 305,348
                                                                                                        =========         =========




See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                Three Months                      Six Months
                                                                                ------------                      ----------
                                                                            2005            2004             2005              2004
                                                                            ----            ----             ----              ----
                                                                                     (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................           $2,829           $2,555           $5,555           $5,050
     Securities
       Taxable .................................................              876              788            1,819            1,502
       Tax-exempt ..............................................               32               19               52               37
     Other investments .........................................               11                6               20               13
     Federal funds sold ........................................              159               44              312              126
                                                                           ------           ------           ------           ------
         Total interest income .................................            3,907            3,412            7,758            6,728
                                                                           ------           ------           ------           ------

Interest expense
     Time deposits $100M and over ..............................              453              364              903              738
     Other deposits ............................................              984              857            1,911            1,732
     Short-term borrowings .....................................               14                2               33                2
     Long-term debt ............................................               61                7              124                7
                                                                           ------           ------           ------           ------
         Total interest expense ................................            1,512            1,230            2,971            2,479
                                                                           ------           ------           ------           ------

Net interest income ............................................            2,395            2,182            4,787            4,249
Provision for loan losses ......................................               75               55              215              135
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            2,320            2,127            4,572            4,114
                                                                           ------           ------           ------           ------

Other income
     Service charges on deposit accounts .......................              407              394              758              762
     Credit life insurance commissions .........................                7               13               18               19
     Net gains on sales of available-for-sale
         securities ............................................                -                -                -                5
     Other income ..............................................              137              136              262              229
                                                                           ------           ------           ------           ------
         Total other income ....................................              551              543            1,038            1,015
                                                                           ------           ------           ------           ------

Other expenses
     Salaries and employee benefits ............................              630              701            1,341            1,381
     Net occupancy expense .....................................               61               69              125              140
     Furniture and equipment expense ...........................               89               91              177              155
     Other expense .............................................              572              498            1,032              860
                                                                           ------           ------           ------           ------
         Total other expenses ..................................            1,352            1,359            2,675            2,536
                                                                           ------           ------           ------           ------

Income before income taxes .....................................            1,519            1,311            2,935            2,593
Income tax expense .............................................              542              481            1,049              931
                                                                           ------           ------           ------           ------
Net income .....................................................           $  977           $  830           $1,886           $1,662
                                                                           ======           ======           ======           ======

Per share*
     Net income ................................................           $ 0.37           $ 0.31           $ 0.71           $ 0.63
     Net income, assuming dilution .............................             0.34             0.29             0.67             0.60

------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective November 30, 2004.


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                         (Unaudited)

                                                                        Common Stock
                                                                        ------------                       Accumulated
                                                                 Number of                   Retained   Other Comprehensive
                                                                  Shares          Amount     Earnings      Income (Loss)     Total
                                                                  ------          ------     --------      -------------     -----
                                                                                       (Dollars in thousands)

Balance, January 1, 2004 ...................................     2,362,057     $  19,620     $   3,117     $    (200)     $  22,537
                                                                                                                          ---------
Comprehensive income:
    Net income .............................................             -             -         1,662             -          1,662
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $750 .......             -             -             -        (1,339)        (1,339)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $2 ...................................             -             -             -            (3)            (3)
                                                                                                                          ---------
    Total other comprehensive income (loss) ................             -             -             -             -         (1,342)
                                                                                                                          ---------
    Total comprehensive income .............................             -             -             -             -            320
                                                                                                                          ---------
Exercise of employee stock options .........................        45,226           264             -             -            264
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2004 .....................................     2,407,283     $  19,884     $   4,779     $  (1,542)     $  23,121
                                                                 =========     =========     =========     =========      =========



Balance, January 1, 2005 ...................................     2,648,230     $  24,216     $   2,220     $    (499)     $  25,937
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         1,886             -          1,886
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $229 .......             -             -             -          (410)          (410)
                                                                                                                          ---------
    Total other comprehensive income (loss) ................             -             -             -             -           (410)
                                                                                                                          ---------
      Total comprehensive income ...........................             -             -             -             -          1,476
                                                                                                                          ---------
Exercise of employee stock options .........................           375             2             -             -              2
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, June 30, 2005 .....................................     2,648,605     $  24,218     $   4,106     $    (909)     $  27,415
                                                                 =========     =========     =========     =========      =========









See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                            2005              2004
                                                                                                            ----              ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  1,886          $  1,662
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              215               135
            Depreciation .......................................................................              150               142
            Amortization of net loan (fees) and costs ..........................................              (43)              (39)
            Securities accretion and premium amortization ......................................               65               213
            Gain on sale of available-for-sale security ........................................                -                (5)
            (Increase) decrease in interest receivable .........................................              (89)               24
            Increase in interest payable .......................................................              339               106
            Decrease in prepaid expenses and other assets ......................................               62               248
            Increase in other accrued expenses .................................................               95               221
            Writedowns of other real estate owned ..............................................               25                90
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            2,705             2,797
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (42,337)          (48,539)
     Purchases of held-to-maturity securities ..................................................                -            (9,949)
     Maturities, calls and paydowns of securities available-for-sale ...........................           38,659            22,509
     Maturities, calls and paydowns of securities held- to-maturity ............................              752                 -
     Proceeds of sale of available-for-sale security ...........................................                -             3,826
     Purchases of other investments ............................................................             (162)             (147)
     Net increase in loans made to customers ...................................................           (7,896)           (2,065)
     Purchases of premises and equipment .......................................................             (412)              (41)
     Proceeds of sale of real estate held for sale .............................................                -               212
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (11,396)          (34,194)
                                                                                                         --------          --------

Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           (3,109)            2,053
     Net (decrease) increase in certificates of deposit and other
         time deposits .........................................................................             (488)            1,638
     Net (decrease) increase in short-term borrowings ..........................................           (2,500)            2,500
     Proceeds of issuing long-term debt ........................................................                -             7,500
     Exercise of employee stock options ........................................................                2               264
                                                                                                         --------          --------
                Net cash (used) provided by financing activities ...............................           (6,095)           13,955
                                                                                                         --------          --------
Decrease in cash and cash equivalents ..........................................................          (14,786)          (17,442)
Cash and cash equivalents, beginning ...........................................................           39,902            39,505
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 25,116          $ 22,063
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
         Interest ..............................................................................         $  2,632          $  2,373
         Income taxes ..........................................................................              956               612
     Noncash investing and financing activities:
         Other comprehensive income (loss) .....................................................             (410)           (1,342)


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of June 30, 2005, there were $1,158,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

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

                                                                                           (Unaudited)
                                                                                      Period Ended June 30,
                                                                                      ---------------------
                                                                         Three Months                          Six Months
                                                                         ------------                          ----------
                                                                    2005               2004               2005              2004
                                                                    ----               ----               ----              ----
                                                                           (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      977         $      830         $    1,886         $    1,662
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,648,404          2,638,314          2,648,346          2,631,844
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .37         $      .31         $      .71         $      .63
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      977         $      830         $    1,886         $    1,662
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,648,404          2,638,314          2,648,346          2,631,844
    Effect of dilutive stock options ...................            184,174            176,331            185,766            118,374
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          2,832,578          2,814,645          2,834,112          2,750,218
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .34         $      .29         $      .67         $      .60
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - As of June 30, 2005, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation," as amended, to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 10% stock dividend effective November 30, 2004.

                                                                                                  (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                               Three Months                       Six Months
                                                                               ------------                       ----------
                                                                           2005            2004              2005             2004
                                                                           ----            ----              ----             ----
                                                                                (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   977         $   830         $   1,886         $   1,662
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              56              50               111               100
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   921         $   780         $   1,775         $   1,562
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $  0.37         $  0.31         $    0.71          $   0.63
     Pro forma .................................................            0.35            0.30              0.67              0.59
Net income per share, assuming dilution
     As reported ...............................................         $  0.34         $  0.29         $    0.67          $   0.60
     Pro forma .................................................            0.33            0.28              0.63              0.57

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

Changes in Financial Condition

         For the six months ended June 30, 2005, total assets of Community First Bancorporation (the "Company") decreased slightly from the amounts reported as of December 31, 2004. This decrease resulted from a reduction in deposit liabilities of $3,597,000 and repayment of short-term borrowings totaling $2,500,000. During the 2005 six month period, loans increased by $7,821,000 and investment securities increased by $2,222,000. As a result of these changes, the Company's cash and cash equivalents at June 30, 2005 were $14,786,000 less than the amount as of December 31, 2004.

Results of Operations

         The Company recorded consolidated net income of $977,000, or $.37 per share, for the second quarter, and $1,886,000, or $.71 per share, for the first six months of 2005. During 2004, the Company recorded net income of $830,000 or $.31 per share for the second quarter, and $1,662,000, or $.63 per share, for the first six months. Net income per share, assuming dilution, for the three and six month periods ended June 30, 2005 was $.34 and $.67, respectively. For the comparable 2004 periods, net income per share, assuming dilution, was $.29 and $.60, respectively. Net income per share amounts for 2004 have been retroactively adjusted to reflect a 10% stock dividend effective November 30, 2004.

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

         For the second quarter of 2005, net interest income was $2,395,000, an increase of $213,000 or 9.8% over the comparable 2004 period. For the first six months of 2005, net interest income was $4,787,000, an increase of $538,000 or 12.7% over the first six months of 2004. The increases in net interest income for the 2005 six month period resulted primarily from larger average volumes of interest earning assets, especially in the higher-yielding investment securities and loan categories. Also, the yield earned on average federal funds sold in the 2005 period was 2.59%, an increase of 169 basis points over the yield earned in the same period of 2004. Interest expense for the 2005 six-month period was $2,971,000, an increase of $492,000, or 19.8%, over the amount for the same period of 2004. The average rate paid for all interest-bearing funding sources was 33 basis points higher in the 2005 six-month period than in the same 2004 period. The average amounts of interest-bearing funding sources increased to $246,938,000 for the 2005 period, an increase of $9,302,000 or 3.9% more than the 2004 period.

         Average interest earning assets during the 2005 six-month period were $299,744,000, an increase of $18,091,000 or 6.4% over the comparable period of 2004. Average loans for the 2005 six-month period were $160,931,000, an increase of $10,371,000 or 6.9% over the average amount for the same period of 2004. Average investment securities for the 2005 period were $113,430,000, an increase of $11,542,000 or 11.3% over the average for the 2004 period. The average yields on loans and investments increased by 20 and 28 basis points, respectively, in the 2005 six month period compared with the same period of 2004.

         Average interest bearing deposit liabilities were not much changed in the 2005 six month period as compared with the same period of 2004. The average interest rate associated with such deposits increased by 28 basis points to 2.38% for the 2005 six-month period. In addition, the average amounts of, and interest rate associated with, non-deposit borrowings both increased significantly in the 2005 period. The average amounts of such liabilities in the 2005 period exceeded the amounts in the 2004 period by $8,176,000, an increase of 963.2%. The average rate of those borrowings was 3.51% for the 2005 period and 2.34% for the 2004 period.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2005 was 2.79%, an increase of 7 basis points from 2.72% for the same period of 2004. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.22% for the first six months of 2005, an increase of 18 basis points from 3.04% for the first six months of 2004.

         Late in the second quarter of 2004, the Company borrowed approximately $10,000,000 from the FHLB and invested the proceeds in several mortgage-backed securities issues with a combined yield-to-maturity of 5.10%. The average expected life of these securities was approximately 6.0 years as of the purchase date. The borrowed funds consisted of a combination of both short-term and long-term debt with an average life of approximately 4.6 years at the date incurred and an average cost of 3.27%.

         Other increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing strategies to increase its market share in its local service areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from three offices located in Seneca, Westminster and Walhalla. The Westminster office was opened in temporary quarters during the second quarter of 2003. There are currently no plans to construct another facility for this office.

Provision and Allowance for Loan Losses

         The provision for loan losses charged to expense was $75,000 for the second quarter of 2005 compared with $55,000 for the second quarter of 2004, and totaled $215,000 for the first six months of 2005 compared with $135,000 for the comparable period of 2004. At June 30, 2005, the allowance for loan losses was 1.41% of loans, compared with 1.42% of loans at December 31, 2004. During the 2005 six-month period, net charge-offs totaled $118,000, compared with $92,000 charged off during the same period of 2004. As of June 30, 2005, there were $1,158,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest, collectively referred to as impaired loans. The amount of nonaccrual loans at June 30, 2005 was $266,000 more than the amount at June 30, 2004 and $307,000 less than the amount of nonaccrual loans as of December 31, 2004. The majority of the nonaccrual loans are secured by real estate, commercial equipment and vehicles. When the estimated realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges off the excess amount of the debt.

         As of June 30, 2005, the Company's potential problem loans totaled $3,451,000, an increase of $2,048,000 over the amount of such loans as of December 31, 2004. Potential problem loans include loans, other than impaired loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. The increase in potential problem loans since December 31, 2004 is believed to reflect circumstances unique to each of the borrowers and not to any systemic problems in the local market area. Real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral have been obtained for the majority of loans classified as potential problem loans.

Noninterest Income

         Noninterest income totaled $551,000 for the second quarter of 2005, compared with $543,000 for the 2004 quarter. Noninterest income was $1,038,000 for the first six months of 2005 and $1,015,000 for the same 2004 period. A significant proportion of the Company's noninterest income is derived from a program that allows customers to avoid payee-imposed charges on checks and similar items returned for insufficient funds. A per item fee is charged by the Company for this increasingly popular service. The Company realized a $5,000 gain on the sale of an available-for-sale security in the 2004 six-month period. No such gains were recognized in the 2005 period.

Noninterest Expenses

         Noninterest expenses totaled $1,352,000 for the second quarter of 2005, compared with $1,359,000 for the 2004 period, representing a decrease of $7,000. Noninterest expenses were $2,675,000 for the first six months of 2005 compared with $2,536,000 for the first half of 2004. Salaries and employee benefits for the 2005 quarter totaled $630,000, a decrease of $71,000 from the 2004 three month period. For the first six months of 2005, salaries and employee benefits totaled $1,341,000 representing a decrease of $40,000 from the same period of 2004. This decrease resulted from lower employee bonuses and profit sharing expenses in the 2005 six month period.

         Occupancy and furniture and equipment expenses for the second quarter of 2005 totaled $150,000, representing a decrease of $10,000 from the same period of 2004. Such expenses increased $7,000 during the first half of 2005 as compared to the same period of 2004. Other expenses for the 2005 three-month period totaled $572,000 and were $74,000 more than in 2004. For the 2005 six-month period, other expenses increased by $172,000, or 20.0%, over the 2004 amount. These expenses increased in part due to increased expenses for professional expenses associated with the beginning of work on the Company's internal control review mandated by the Sarbanes-Oxley Act of 2002, higher amortization expenses of core data processing software costs, costs incurred in 2005 for the Company's biennial strategic planning process, and higher costs for corporate license fees and stock transfer services.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company also has significant amounts of credit availability under Federal Home Loan Bank lines of credit.

         As of June 30, 2005, the ratio of loans to total deposits was 62.6%, compared with 58.8% as of December 31, 2004 and 57.5% as of June 30, 2004.

         Deposits as of June 30, 2005 decreased by $3,597,000 or 1.3% from the amount at December 31, 2004 and were $4,309,000 or 1.7% greater than their level of June 30, 2004. Typically, deposit totals as of December 31 are temporarily increased because of year-end property tax receipts deposited in the accounts of Oconee County, South Carolina. Those deposits accounts are subsequently redistributed to other entities, including many that maintain deposit accounts with other financial institutions.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity increased by $1,478,000 since December 31, 2004 as the result of net income of $1,886,000 for the first six months of 2005, $2,000 added from the exercise of stock options, less $410,000 in other comprehensive income, consisting of unrealized losses arising during the period on available-for-sale securities. Such unrealized losses on available-for-sale securities are not considered to be other than temporary, as the Company has the ability to hold and generally does not sell such investments prior to maturity.

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

         The June 30, 2005 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                             Total
                                               Tier 1       Capital    Leverage
                                               ------       -------    --------
Community First Bancorporation .............    15.7%        16.9%        9.3%
Community First Bank .......................    15.1%        16.3%        9.0%
Minimum "well-capitalized" requirement .....     6.0%        10.0%        6.0%
Minimum requirement ........................     4.0%         8.0%        4.0%


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


Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                               June 30, 2005
                                               -------------
                                          (Dollars in thousands)
Loan commitments ..............................   $ 17,929
Standby letters of credit .....................        889



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

As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises. The Bank has contracted for the construction of a new headquarters building which is to be located in Seneca, South Carolina. Cost of this structure, which will house an additional banking office, the mortgage lending staff, and the Company's executive officers, is expected to approximate $1,700,000 with occupancy anticipated in the second quarter of 2006.

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


                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 26, 2005, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of three directors to hold office for three-year terms:

                                                          SHARES VOTED
                                                          ------------
                                                     AUTHORITY        BROKER
         DIRECTORS                       FOR         WITHHELD        NON-VOTES
         ---------                       ---         --------        ---------

         James E. McCoy               1,621,464            0          468,968
         James E. Turner              1,621,464            0          468,968
         Charles L. Winchester        1,621,464            0          468,968


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2005 annual meeting: Larry S. Bowman, M.D. - 2006; William M. Brown - 2006; John R. Hamrick - 2006 and Frederick D. Shepherd, Jr. - 2006; Robert H Edwards - 2007, Blake L. Griffith - 2007, Gary V. Thrift - 2007.


Item 6. - Exhibits

(a) Exhibits.  10.  Construction  Contract,  dated April 27,  2005,  between the
                    Company and Trehel Corporation (incorporated by reference to Form 8-K filed August 12, 2005)

               31.  Rule 13a-14(a)/15d-14(a) Certifications

               32.  Certifications  Pursuant  to 18 U.S.C. Section 1350

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMMUNITY FIRST BANCORPORATION

August 15, 2005                   /s/ Frederick D. Shepherd, Jr.
---------------                   ----------------------------------------------
     Date                         Frederick D. Shepherd, Jr., Chief Executive
                                  Officer and Chief Financial Officer

                                  EXHIBIT INDEX

                    10. Construction Contract, dated April 27, 2005, between the Company and Trehel Corporation (incorporated by reference to Form 8-K filed August 12, 2005)

                    31.  Rule 13a-14(a)/15d-14(a) Certifications

                    32.  Certifications Pursuant to 18 U.S.C. Section 1350