Form 10QSB
period 2005-09-30
COMMUNITY FIRST BANCORP
filed 2005-11-10
CIK 1047446

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005      Commission File No. 000-29640


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

         Yes [ X ]  No [  ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [  ]  No [ X ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par or stated value, 2,653.105 Shares Outstanding on October 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]

                         COMMUNITY FIRST BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet
    3
            Consolidated Statement of Income .............................     4
            Consolidated Statement of Changes in Shareholders' Equity ....     5
            Consolidated Statement of Cash Flows .........................     6
            Notes to Unaudited Consolidated Financial Statements .........   7-8

Item 2.     Management's Discussion and Analysis .........................  9-12

Item 3.     Controls and Procedures ......................................    12

PART II -   OTHER INFORMATION

Item 6.     Exhibits .....................................................    13

SIGNATURE ................................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheet

                                                                                                     (Unaudited)
                                                                                                     September 30,      December 31,
                                                                                                         2005              2004
                                                                                                         ----              ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   5,931         $   5,652
     Interest bearing deposits due from banks ..................................................              246                36
     Federal funds sold ........................................................................           16,937            34,214
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           23,114            39,902
     Securities available-for-sale .............................................................           95,035            92,084
     Securities held-to-maturity (fair value $8,197 for 2005 and $9,560 for 2004) ..............            8,143             9,369
     Other investments .........................................................................              948             1,011
     Loans .....................................................................................          167,934           157,775
         Allowance for loan losses .............................................................           (2,299)           (2,240)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          165,635           155,535
     Premises and equipment - net ..............................................................            6,272             4,413
     Accrued interest receivable ...............................................................            1,442             1,331
     Other assets ..............................................................................            1,824             1,703
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 302,413         $ 305,348
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  37,008         $  34,903
         Interest bearing ......................................................................          227,774           233,245
                                                                                                        ---------         ---------
            Total deposits .....................................................................          264,782           268,148
     Accrued interest payable ..................................................................            1,635             1,222
     Short-term borrowings .....................................................................                -             2,500
     Long-term debt ............................................................................            7,500             7,500
     Other liabilities .........................................................................              159                41
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          274,076           279,411
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 2,653,105 for 2005 and
         2,648,230 for 2004 ....................................................................           24,246            24,216
     Retained earnings .........................................................................            5,036             2,220
     Accumulated other comprehensive income (loss) .............................................             (945)             (499)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           28,337            25,937
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 302,413         $ 305,348
                                                                                                        =========         =========




See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Income

                                                                                                    (Unaudited)
                                                                                             Period Ended September 30,
                                                                                             --------------------------
                                                                                     Three Months                  Nine Months
                                                                                     ------------                  -----------
                                                                               2005           2004           2005              2004
                                                                               ----           ----           ----              ----
                                                                                      (Dollars in thousands, except per share)

Interest income
     Loans, including fees ...........................................       $  2,930       $  2,588        $  8,485       $  7,638
     Securities
     Taxable .........................................................            843            955           2,662          2,457
     Tax-exempt ......................................................             40             18              92             55
     Other investments ...............................................             11              8              31             21
     Federal funds sold ..............................................            185             51             497            177
     Interest bearing deposits due from banks ........................              2              -               2              -
                                                                             --------       --------        --------       --------
         Total interest income .......................................          4,011          3,620          11,769         10,348
                                                                             --------       --------        --------       --------

Interest expense
     Time deposits $100M and over ....................................            589            347           1,492          1,085
     Other deposits ..................................................          1,091            818           3,002          2,550
     Short-term borrowings ...........................................              -             11              18             13
     Long-term debt ..................................................             72             72             211             79
                                                                             --------       --------        --------       --------
         Total interest expense ......................................          1,752          1,248           4,723          3,727
                                                                             --------       --------        --------       --------

Net interest income ..................................................          2,259          2,372           7,046          6,621
Provision for loan losses ............................................              -            180             215            315
                                                                             --------       --------        --------       --------
Net interest income after provision ..................................          2,259          2,192           6,831          6,306
                                                                             --------       --------        --------       --------

Other income
     Service charges on deposit accounts .............................            402            393           1,160          1,155
     Credit life insurance commissions ...............................              9              7              27             26
     Net gains (losses) on sales of available-for-sale
         securities ..................................................              -            (14)              -             (9)
     Other income ....................................................            132            138             394            367
                                                                             --------       --------        --------       --------
         Total other income ..........................................            543            524           1,581          1,539
                                                                             --------       --------        --------       --------

Other expenses
     Salaries and employee benefits ..................................            791            708           2,132          2,089
     Net occupancy expense ...........................................             65             69             190            209
     Furniture and equipment expense .................................             89             75             266            230
     Other expense ...................................................            438            451           1,470          1,311
                                                                             --------       --------        --------       --------
         Total other expenses ........................................          1,383          1,303           4,058          3,839
                                                                             --------       --------        --------       --------

Income before income taxes ...........................................          1,419          1,413           4,354          4,006
Income tax expense ...................................................            489            509           1,538          1,440
                                                                             --------       --------        --------       --------
Net income ...........................................................       $    930       $    904        $  2,816       $  2,566
                                                                             ========       ========        ========       ========

Per share*
     Net income ......................................................       $   0.35       $   0.34        $   1.06       $   0.97
     Net income, assuming dilution ...................................           0.32           0.32            0.99           0.92
                                                                                                                           --------

* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective November 30, 2004.


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Changes in Shareholders' Equity

                                                                     (Unaudited)

                                                                     Common Stock                         Accumulated
                                                                     ------------                           Other
                                                                Number of                     Retained   Comprehensive
                                                                 Shares         Amount        Earnings    Income (Loss)      Total
                                                                 ------         ------        --------    -------------      -----
                                                                                  (Dollars in thousands)

Balance, January 1, 2004 ...................................     2,362,057     $  19,620     $   3,117     $    (200)     $  22,537
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         2,566             -          2,566
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $55 ........             -             -             -           (97)           (97)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $3 ........             -             -             -             6              6
                                                                                                                          ---------
    Total other comprehensive income (loss) ................             -             -             -             -            (91)
                                                                                                                          ---------
    Total comprehensive income .............................             -             -             -             -          2,475
                                                                                                                          ---------
Exercise of employee stock options .........................        45,821           268             -             -            268
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, September 30, 2004 ................................     2,407,878     $  19,888     $   5,683     $    (291)     $  25,280
                                                                 =========     =========     =========     =========      =========


Balance, January 1, 2005 ...................................     2,648,230     $  24,216     $   2,220     $    (499)     $  25,937
                                                                                                                          ---------

Comprehensive income:
    Net income .............................................             -             -         2,816             -          2,816
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $249 .......             -             -             -          (446)          (446)
                                                                                                                          ---------
    Total other comprehensive income (loss) ................             -             -             -             -           (446)
                                                                                                                          ---------
    Total comprehensive income .............................             -             -             -             -          2,370
                                                                                                                          ---------
Exercise of employee stock options .........................         4,875            30             -             -             30
                                                                 ---------     ---------     ---------     ---------      ---------
Balance, September 30, 2005 ................................     2,653,105     $  24,246     $   5,036     $    (945)     $  28,337
                                                                 =========     =========     =========     =========      =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                            2005               2004
                                                                                                            ----               ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,816          $  2,566
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              215               315
            Writedowns of other real estate owned ..............................................               25               125
            Depreciation .......................................................................              225               213
            Amortization of net loan (fees) and costs ..........................................              (70)              (67)
            Securities accretion and premium amortization ......................................              202               664
            Net losses on available-for-sale securities ........................................                -                 9
            Loss on sale of other real estate ..................................................                9                 -
            Increase in interest receivable ....................................................             (111)             (118)
            Increase (decrease) in interest payable ............................................              413              (240)
            Decrease in prepaid expenses and other assets ......................................               36               183
            Increase in other accrued expenses .................................................              118               283
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            3,878             3,933
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (46,988)          (52,381)
     Purchases of held-to-maturity securities ..................................................                -            (9,949)
     Maturities, calls and paydowns of securities available-for-sale ...........................           43,134            34,973
     Maturities, calls and paydowns of securities held-to-maturity .............................            1,232                 -
     Proceeds of sales of available-for-sale securities ........................................                -             5,273
     Purchases of other investments ............................................................             (162)             (147)
     Proceeds of sales of other investments ....................................................              225                 -
     Net increase in loans made to customers ...................................................          (10,245)           (8,101)
     Purchases of premises and equipment .......................................................           (2,084)              (48)
     Proceeds of sale of real estate held for sale .............................................                -               212
     Proceeds of sale of other real estate .....................................................               58               389
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (14,830)          (29,779)
                                                                                                         --------          --------

Financing activities
     Net decrease in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................          (10,095)           (1,116)
     Net increase in certificates of deposit and other
         time deposits .........................................................................            6,729            (2,078)
     Net (decrease) increase in short-term borrowings ..........................................           (2,500)            2,500
     Proceeds of issuing long-term debt ........................................................                -             7,500
     Exercise of employee stock options ........................................................               30               268
                                                                                                         --------          --------
                Net cash (used) provided by financing activities ...............................           (5,836)            7,074
                                                                                                         --------          --------
Decrease in cash and cash equivalents ..........................................................          (16,788)          (18,772)
Cash and cash equivalents, beginning ...........................................................           39,902            39,505
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 23,114          $ 20,733
                                                                                                         ========          ========


Supplemental Disclosure of Cash Flow Information
     Cash paid during the year for:
         Interest ..............................................................................         $  4,310          $  3,967
         Income taxes ..........................................................................            1,431             1,136
     Noncash investing and financing activities:
         Transfer of loans to other real estate ................................................                -               141
         Other comprehensive income (loss) .....................................................             (446)              (91)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report for the year ended December 31, 2004 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of September 30, 2005, there were $969,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Per share information for 2004 has been retroactively adjusted to give effect to a 10% stock dividend effective November 30, 2004. Net income per share and net income per share, assuming dilution, were computed as follows:



                                                                                            (Unaudited)
                                                                                     Period Ended September 30,
                                                                                     --------------------------
                                                                         Three Months                          Nine Months
                                                                         ------------                          -----------
                                                                    2005               2004               2005              2004
                                                                    ----               ----               ----              ----
                                                                        (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      930         $      904         $    2,816         $    2,566
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,651,779          2,648,168          2,649,503          2,637,351
                                                                 ==========         ==========         ==========         ==========

         Net income per share, basic ...................         $      .35         $      .34         $     1.06         $      .97
                                                                 ==========         ==========         ==========         ==========

  Net income per share, assuming dilution
    Numerator - net income .............................         $      930         $      904         $    2,816         $    2,566
                                                                 ==========         ==========         ==========         ==========
    Denominator
      Weighted average common shares
        issued and outstanding .........................          2,651,779          2,648,168          2,649,503          2,637,351
      Effect of dilutive stock options .................            192,685            149,186            187,507            139,409
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          2,844,464          2,797,354          2,837,010          2,776,760
                                                                 ==========         ==========         ==========         ==========

         Net income per share, assuming dilution .......         $      .32         $      .32         $      .99         $      .92
                                                                 ==========         ==========         ==========         ==========


Stock-Based Compensation - As of September 30, 2005, the Company has two stock-based compensation plans that are accounted for under the recognition and measurement principles of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation is recognized in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (`SFAS") 123 to stock-based employee compensation. Per share amounts have been adjusted to reflect the effect of a 10% stock dividend effective November 30, 2004.


                                                                                               (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                               Three Months                     Nine Months
                                                                               ------------                     -----------
                                                                            2005           2004           2005              2004
                                                                            ----           ----           ----              ----
                                                                            (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   930         $   904         $   2,816         $   2,566
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              65              60               194               179
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   865         $   844         $   2,622         $   2,387
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $  0.35         $  0.34         $    1.06         $    0.97
     Pro forma .................................................            0.33            0.32              0.99              0.91
Net income per share, assuming dilution
     As reported ...............................................         $  0.32         $  0.32         $    0.99         $    0.92
     Pro forma .................................................            0.31            0.30              0.92              0.86


In December 2004, the Financial  Accounting  Standards Board issued SFAS No. 123
(R), which requires that the costs resulting from all share based payments be recognized in the financial statements. SFAS 123 (R) replaces SFAS 123 and supersedes APB No. 25, as well as several other related pronouncements. SFAS 123
(R) is effective for the Company beginning January 1, 2006. Various transition methods are available for the restatement of prior period information, but the Company has not yet determined which method will be used. Accordingly, the effect of the implementation of this statement on the Company's financial position and results of operations has not been determined for any period.

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


Results of Operations

         Community First Bancorporation recorded consolidated net income of $930,000, or $.35 per share, for the third quarter, and $2,816,000, or $1.06 per share, for the first nine months of 2005. During 2004, the Company recorded net income of $904,000, or $.34 per share, for the third quarter, and $2,566,000, or $.97 per share, for the first nine months. Net income per share, assuming dilution, for the three and nine month periods ended September 30, 2005 was $.32 and $.99, respectively. For the comparable 2004 periods, net income per share, assuming dilution, was $.32 and $.92, respectively. Net income per share amounts for 2004 have been retroactively adjusted to reflect a 10% stock dividend effective November 30, 2004.

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

         For the first nine months of 2005, net interest income was $7,046,000, an increase of $425,000 or 6.4% from the first nine months of 2004. The increase in net interest income for the 2005 period resulted primarily from the effects of larger volumes of average interest earning assets.

         Average interest earning assets in the 2005 nine month period were $297,911,000 compared with $282,288,000 in the same period of 2004, representing an increase of $15,623,000 or 5.5%. Average loans outstanding were $162,555,000 in the 2005 nine month period compared with $151,287,000 in the 2004 nine month period, representing an increase of $11,268,000 or 7.4%. Average loans were 54.6% and 53.6% of average interest earning assets for the 2005 and 2004 nine-month periods, respectively. Average investment securities for the 2005 nine month period were $110,841,000, an increase of $4,615,000 or 4.3% over the 2004 amount. Average federal funds sold for the 2005 nine-month period were $23,352,000, a decrease of $544,000 or 2.3% from the same period of 2004. Average interest bearing liabilities during the 2005 nine-month period were $244,054,000, representing an increase of $7,576,000 or 3.2% over the amount for the same period of 2004. Average time deposits of $100,000 and over increased to $63,854,000 for the 2005 nine-month period from $60,066,000 in the same prior year period, an increase of $3,788,000 or 6.3%. Average time deposits less than
$100,000   increased  to  $104,588,000  for  the  2005  nine-month  period  from
$103,806,000 in the same period of 2004, representing an increase of $782,000 or ..8%. Average interest bearing transaction and savings accounts decreased to $67,154,000 for the 2005 nine-month period, a decrease of $1,584,000 or 2.3% from the same period of 2004.

         The yields and rates associated with the subsidiary bank's financial assets and liabilities are affected primarily by short-term interest rates. During the twelve-month period ended September 30, 2005, the Federal Reserve Bank's Open Market Committee gradually increased certain key short-term rates by a total of 200 basis points. Consequently, the prime rate, a key determinant of rates charged to the Company's most creditworthy customers and a factor considered in the Company's loan-pricing decisions rose steadily throughout the period. Likewise, rates paid by the Company for interest bearing deposits and other funding sources also increased.

         The average rate earned on interest earning assets increased by 38 basis points to 5.28% for the first nine months of 2005 as compared with the same period of 2004. The average rate paid for interest bearing liabilities during the 2005 nine month period was 2.59%, an increase of 48 basis points from the same 2004 period. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2005 was 2.69%. The comparable figure for the first nine months of 2004 was 2.79%. Net yield on earning assets (net interest income divided by average interest earning assets) was 3.16% for the first nine months of 2005, an increase of 3 basis points from the 3.13% net yield for the first nine months of 2004.

         As of September 30, 2005, approximately $57,025,000, or 34.0%, of the Company's loan portfolio was composed of variable rate loans directly indexed to movements in the prime rate. The average rate earned on loans during the first nine months of 2005 was 6.98%, compared with 6.74% for the same period of 2004. Interest bearing deposit liabilities typically mature within thirty six months from the date of issuance and generally provide for penalties in the Company's favor in the event of early withdrawal.

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

Provision and Allowance for Loan Losses, Non-performing and Potential Problem Loans

         No provision for loan losses was charged to expense during the third quarter of 2005 compared with $180,000 for the third quarter of 2004, primarily due to lower amounts of net charge-offs in the 2005 three month period and reductions in nonaccrual and potential problem loans during the 2005 third quarter. For the first nine months of 2005, the provision for loan losses totaled $215,000 compared with $315,000 for the comparable period of 2004. At September 30, 2005 and December 30, 2004, the allowance for loan losses was 1.37% and 1.42% of loans, respectively.

         During the 2005 nine-month period, net charge-offs totaled $156,000, compared with $194,000 during the same period of 2004. Net charge-offs during the 2005 third quarter were $38,000, a decrease of $64,000, or 62.7% from the $102,000 in net charge-offs during the third quarter of 2004. As of September 30, 2005, there were $969,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 2005 is $189,000 less than the comparable amount as of June 30, 2005 and $496,000 less than the amount of nonaccrual loans as of December 31, 2004. As of September 30, 2005, the majority of nonaccrual loans are secured by vehicles or real estate. When the estimated net realizable value of collateral associated with nonperforming loans is believed to be insufficient to satisfy the debt, management generally charges-off the excess amount of the debt.

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. As of September 30, 2005, the Company's potential problem loans totaled $2,873,000, an increase of $1,470,000 from the amount of such loans as of December 31, 2004. However, this amount is $578,000 less than the amount reported as of June 30, 2005. The increase in potential problem loans since December 31, 2004 is attributable primarily to cash flow difficulties experienced by unrelated borrowers on four real estate secured loans totaling $1,343,000, and one commercial loan of $421,000. Management believes that the value of the real estate loans' collateral and a governmental agency guarantee covering a portion of the commercial loan are sufficient to protect the Company from loss. Management does not believe that the problems associated with these loans indicate the beginning of a trend or reflect any large-scale changes in the Company's trade area. Rather, the problems are believed to reflect conditions peculiar to the borrowers themselves. The majority of other potential problem loans are secured by real estate mortgages or liens on equipment, inventories, receivables, automobiles and other forms of collateral.

Noninterest Income

         Noninterest income totaled $543,000 for the third quarter of 2005, compared with $524,000 for the 2004 quarter. Noninterest income was $1,581,000 for the first nine months of 2005 and $1,539,000 for the same 2004 period. Income from mortgage brokerage activities for the 2005 nine month period was $22,000 less than for the same period of 2004. No securities gains or losses were realized in the 2005 year-to-date period. There were $9,000 in net realized losses on sales of available-for-sale securities in the comparable period of 2004.

Noninterest Expenses

         Noninterest expenses totaled $1,383,000 for the third quarter of 2005, compared with $1,303,000 for the 2004 period, representing an increase of $80,000 or 6.1%. Noninterest expenses were $4,058,000 for the first nine months of 2005 compared with $3,839,000 for the same period of 2004. Salaries and employee benefits for the 2005 quarter totaled $791,000, an increase of $83,000 over the 2004 three month period. For the first nine months of 2005, salaries and employee benefits totaled $2,132,000 representing an increase of $43,000 or 2.1% over the same period of 2004. This increase resulted primarily from normal increases in salaries and wages granted from time to time.

         Occupancy and furniture and equipment expenses for the third quarter of 2005 totaled $154,000, an increase of $10,000, or 6.9% from the amount for the same period of 2004. Such expenses increased $17,000 during the first nine months of 2005 and totaled $456,000 for the 2005 nine-month period. Other expenses for the third quarter of 2005 were $438,000, a decrease of $13,000 or 2.9% from the comparable period of 2004. Such expenses for the nine-month period of 2005 were $1,470,000, an increase of $159,000 or 12.1% over the amount for the same period of 2004. These expenses increased primarily because of expenses associated with preparing the Company to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, increased amortization expenses of core data processing costs, and expenses incurred in 2005 for the Company's biennial strategic planning process.

         Management anticipates that higher amounts of noninterest expenses will continue during the remainder of 2005.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by legal requirements that the Bank pledge investment securities as collateral for any local governmental deposits not covered by FDIC insurance and by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

         As of September 30, 2005, the ratio of loans to total deposits was 63.4%, compared with 58.8% as of December 31, 2004 and 61.4% as of September 30, 2004. The increase in the loan-to-deposit ratio for 2005 is generally the result of diversification of funding sources to include non-deposit borrowings and increased loan volumes.

         Deposits as of September 30, 2005 decreased by $3,366,000 or 1.3% from the amount at December 31, 2004 and were $11,425,000 or 4.5% greater than their levels of September 30, 2004. Typically, the Company's deposit totals as of December 31 are temporarily increased because of year-end property tax receipts deposited into accounts of Oconee County, South Carolina held with the Bank. Subsequently, those accounts are redistributed to other entities, including many that maintain deposit accounts with other financial institutions.

         In addition, the composition of accounts maintained with the Bank by its deposit customers changed during the 2005 nine month period. Certificates of deposit issued in denominations of less than $100,000 increased by approximately $10,703,000, or 11.0%, above the amount as of December 31, 2005. Other, more liquid types of interest bearing deposit accounts, such as interest bearing checking accounts and savings accounts, decreased by $10,095,000 as depositors responded to increased rates the Bank offered for time deposit accounts.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $2,400,000 since December 31, 2004 as the result of net income of $2,816,000 for the first nine months of

2005, $30,000 added from the exercise of employee stock options, less $446,000 from changes in items of comprehensive income, primarily unrealized losses on available-for-sale investment securities, net of deferred taxes.

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

         The September 30, 2005 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                             Total
                                               Tier 1       Capital    Leverage
                                               ------       -------    --------
Community First Bancorporation ..............    15.9%        17.2%      9.6%
Community First Bank ........................    15.3%        16.6%      9.2%
Minimum "well-capitalized" requirement ......     6.0%        10.0%      6.0%
Minimum requirement .........................     4.0%         8.0%      4.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:


                                            September 30, 2005
                                            ------------------
                                          (Dollars in thousands)
Loan commitments .......................           $ 23,684
Standby letters of credit ..............                889




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

As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises. The Bank contracted for the construction of a new headquarters building which is currently under construction in Seneca, South Carolina. The contract price for this building is approximately $1,700,000. Upon completion, which is currently expected to occur in the second quarter of 2006, the building will house an additional banking office, the mortgage lending staff, and the Company's executive officers. Through September 30, 2005, the Company has made expenditures totaling approximately $307,000 under this arrangement. Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Item 3. - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded such controls and procedures, as of the end of the period covered by this report, were effective.

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


                                  COMMUNITY FIRST BANCORPORATION

November 10, 2005                 /s/ Frederick D. Shepherd, Jr.
-----------------                 -------------------------------------------
     Date                         Frederick D. Shepherd, Jr., Chief
                                  Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX


          31. Rule 13a-14(a)/15d-14(a) Certifications

          32.  Certifications  Pursuant  to 18  U.S.C. Section 1350