Form 10-K
period 2005-12-31
COMMUNITY FIRST BANCORP
filed 2006-03-31
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005        Commission File No. 000-29640

                         COMMUNITY FIRST BANCORPORATION
              (Exact name of registrant as specified in its charter)

         South Carolina                                   58-2322486
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

            3685 Blue Ridge Boulevard, Walhalla, South Carolina 29691
                (Address of Principal Executive Offices, Zip Code)

       Registrant's Telephone Number, Including Area Code: (864) 638-2105

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock (no par value)
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

There is no active market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate market value of the voting common equity held by non-affiliates on June 30, 2005, which was the last day of the Registrant's most recently completed second fiscal quarter, was approximately $31,467,932. As of March 1, 2006, there were 2,798,409 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005 - Parts I and II
(2) Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................     9
Item 1B  Unresolved Staff Comments ......................................    13
Item 2   Properties .....................................................    13
Item 3   Legal Proceedings ..............................................    13
Item 4   Submission of Matters to a Vote of Security Holders ............    13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    14
Item 6   Selected Financial Data ........................................     *
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................     *
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................     *
Item 8   Financial Statements and Supplementary Data ....................     *
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    14
Item 9A  Controls and Procedures ........................................    14
Item 9B  Other Information ..............................................    15
                                    Part III
Item 10  Directors and Executive Officers of the Registrant .............    15
Item 11  Executive Compensation .........................................    **
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    15
Item 13  Certain Relationships and Related Transactions .................    **
Item 14  Principal Accountant Fees and Services .........................    **
Item 15  Exhibits, Financial Statement Schedules ........................    17

*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2005.

**Incorporated  by reference to the  Registrant's  Proxy  Statement for the 2006
  Annual Meeting of Shareholders

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

     o    failure of borrowers to repay loans;

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990. The Bank operates from its offices in Walhalla, Seneca, Anderson, Westminster and Williamston, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca office is located at 1600 Sandifer Boulevard in Seneca, South Carolina; the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina; the Williamston office is located at 208 East Main Street in Williamston, South Carolina; and the Westminster office is located at 1101 East Main Street, Westminster, South Carolina 29693.

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

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes. Consumer loans include generally car loans, home equity improvement loans (secured by first and second mortgages), personal expenditure loans, education loans, and overdraft lines of credit. Commercial loans include generally short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, and accounts receivable. Management believes that the credit staff possesses knowledge of the community and lending skills sufficient to enable the Bank to maintain a sufficient volume of high quality loans.

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

         As of December 31, 2005, local governmental deposits comprised approximately 13% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2005, the Company employed 76 people.

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

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), the Company is subject to supervision, and to regular inspection by the Federal Reserve. The Company is also subject to regulation by the State Board. The Bank is a state bank subject to regulation by the South Carolina State Board of Financial Institutions ("State Board") and the FDIC. The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither the Company nor the Bank has yet made a decision as to how to adapt this legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Bank as they currently operate.

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

         The Company's and the Bank's December 31, 2005 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2005 under the caption "Management's Discussion and Analysis -- Capital Resources."

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including termination of deposit insurance by the FDIC.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is based on deposit balances and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Bank in 2006.

Regulation of the Bank

         The Bank is also subject to regulation and examination by the South Carolina state bank examiners. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

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

         A bank that is "undercapitalized" becomes subject to provisions of the FDIA restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

         The Riegle-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-K under Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1A. Risk Factors

                                  RISK FACTORS

                          Risks Related to Our Business

         Our growth strategy will require future increases in capital that we may not be able to accomplish.

         We are required by banking regulators to maintain various ratios of capital to assets. As our assets grow we expect our capital ratios to decline unless we can increase our earnings or raise sufficient new capital to keep pace with asset growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are unable to limit a capital ratio decline by increasing our capital, we will have to restrict our asset growth as we approach the minimum required capital to asset ratios.

         We may be unable to successfully manage our sustained growth.

         Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         We are a relationship-driven organization. Our growth and development to date have depended in large part on the efforts of our senior management team. These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, which are key aspects of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

         If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         Our business is concentrated in the Upstate area of South Carolina, and a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations may be affected by changes in the Upstate economy. A prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

         We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in the Upstate area of South Carolina. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have been able to, and will continue to be able to, compete effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

         Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

         Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through January 2006, the Federal Reserve has raised rates fourteen times for a total increase of 3.50%. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none may develop in the foreseeable future. Our common stock is not traded on any exchange or on the Nasdaq National Market System. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

         We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

         We do not plan to pay cash dividends in the foreseeable future.

         We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business.

         Declaration and payment of dividends are within the discretion of our board of directors. Our bank will be our most likely source of funds with which to pay cash dividends. Our bank's declaration and payment of future dividends to us are within the discretion of the bank's board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. The bank's payment of dividends is also subject to various regulatory requirements.

         Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements that make it difficult to remove our directors. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

         Our directors have significant voting power.

         Our present directors beneficially own over 40% of our stock. Because they own over 33 1/3%, if they vote together, they will be able to prevent any merger, consolidation, share exchange, sale of substantial assets, dissolution, removal of directors or amendment to the articles of incorporation they do not want.

         Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit or savings account, and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.

                          Risks Related to Our Industry

         We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse affect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership. We have also recently been subjected to some of the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

         We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

Item 1B. Unresolved Staff Comments.

        Not Applicable.

Item 2.  Properties

         The Bank owns in fee simple with no major encumbrances, the real property where its corporate offices and banking offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; and 1101 East Main Street in Westminster, South Carolina. The Westminster branch is currently operating in a modular facility. The Bank also owns the property at 449 Highway 123 Bypass in Seneca, where it plans to open a new corporate office building in the second quarter of 2006. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2005 (the "2005 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-K under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 11 of this Form 10-K.

         The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Summary" in the 2005 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operatons" in the 2005 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         The   information  set  forth  under  the  caption   "Qualitative   and
Quantitative Disclosures about Market Risk" in the 2005 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2005 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures.

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

         No disclosure is required under 17 C.F.R. Section 229.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.

                                    PART III

Item 10.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information relating to the names, ages, positions with the Company and terms of office set forth under the caption "Management of the Company - Management Security Ownership, Positions with the Company and Terms of Office" and the information set forth under the captions "Management - Directors'
Business Experience for the Past Five Years" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2006 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Benjamin L. Hiott, Senior Vice President, Community First Bancorporation, 3685 Blue Ridge Boulevard, Walhalla, South Carolina 29691.

Item 11.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners" and the information as of March 1, 2006 under the columns "Number of Shares" and "% of Shares Outstanding" and the accompanying footnotes under the caption "Management of the Company -- Management Security Ownership, Positions with the Company and Terms of Office" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                     428,280                       $11.43                      193,914

Equity compensation
plans not approved
by security holders                        -                            -                            -

                                     -------                                                   -------
Total                                428,280                       $11.43                      193,914

Item 13.  Certain Relationships and Related Transactions

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

Item 15.  Exhibits, Financial Statement Schedules

(a) Exhibit No.(from              Description
    item 601 of
    Regulation S-K)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         10.5 Construction Contract, dated April 27, 2005, between the Company and Trehel Corporation (incorporated by reference to Form 8-K filed August 12, 2005).

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 30, 2006           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date


-------------------------------                  Vice Chairman and Director                       March __, 2006
(Larry S. Bowman)

s/William M. Brown
-------------------------------                  Director and Secretary                           March 30, 2006
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 30, 2006
(Robert H. Edwards)


-------------------------------                  Director                                         March __, 2006
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 30, 2006
(John R. Hamrick)


-------------------------------                  Chairman and Director                            March __, 2006
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 30, 2006
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 30, 2006
(Gary V. Thrift)


-------------------------------                  Director                                         March __, 2006
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 30, 2006
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community Fist Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         10.5 Construction Contract, dated April 27, 2005, between the Company and Trehel Corporation (incorporated by reference to Form 8-K filed August 12, 2005).

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications