Form 10-Q
period 2006-03-31
COMMUNITY FIRST BANCORP
filed 2006-05-12
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For Quarterly Period Ended March 31, 2006 Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
        ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                 58-2322486
--------------------------------               ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                             449 HIGHWAY 123 BYPASS
                          SENECA, SOUTH CAROLINA 29678
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (864) 886-0206
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Yes [  ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 2,798,409 Shares Outstanding on April 30, 2006

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets .....................................    3
          Consolidated Statements of Income ...............................    4
          Consolidated Statements of Changes in Shareholders' Equity ......    5
          Consolidated Statements of Cash Flows ...........................    6
          Notes to Unaudited Consolidated Financial Statements.............    7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations ..............    8
Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......   14
Item 4.   Controls and Procedures .........................................   14

PART II - OTHER INFORMATION

Item 6.   Exhibits ........................................................   15

SIGNATURE .................................................................   16

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                       (Unaudited)
                                                                                                         March 31,      December 31,
                                                                                                           2006              2005
                                                                                                           -----             ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   9,226         $  10,063
     Interest bearing deposits due from banks ..................................................              132               182
     Federal funds sold ........................................................................           34,193            22,205
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           43,551            32,450
     Securities available-for-sale .............................................................          104,274           102,070
     Securities held-to-maturity (fair value $7,353 for 2006 and $7,671 for 2005) ..............            7,475             7,751
     Other investments .........................................................................              948               948
     Loans .....................................................................................          171,415           169,318
         Allowance for loan losses .............................................................           (2,272)           (2,266)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          169,143           167,052
     Premises and equipment - net ..............................................................            7,101             6,805
     Accrued interest receivable ...............................................................            1,731             1,629
     Other assets ..............................................................................            1,937             2,007
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 336,160         $ 320,712
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  38,724         $  38,061
         Interest bearing ......................................................................          258,601           241,932
                                                                                                        ---------         ---------
            Total deposits .....................................................................          297,325           279,993
     Accrued interest payable ..................................................................            2,156             1,817
     Short-term borrowings .....................................................................                -             3,500
     Long-term debt ............................................................................            6,500             6,500
     Other liabilities .........................................................................              522                47
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          306,503           291,857
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and
         outstanding - 2,798,409 for 2006 and 2,798,409 for 2005 ...............................           26,956            26,956
     Additional paid-in capital ................................................................               45                 -
     Retained earnings .........................................................................            4,207             3,296
     Accumulated other comprehensive income (loss) .............................................           (1,551)           (1,397)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           29,657            28,855
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 336,160         $ 320,712
                                                                                                        =========         =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income
                                                                 (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                              2006         2005
                                                              ----         ----
                                                          (Dollars in thousands,
                                                             except per share)
Interest income
     Loans, including fees .............................    $3,090      $2,726
     Interest bearing balances due from banks ..........         2           -
     Securities
       Taxable .........................................       931         943
       Tax-exempt ......................................       120          20
     Other investments .................................        11           9
     Federal funds sold ................................       493         153
                                                            ------      ------
         Total interest income .........................     4,647       3,851
                                                            ------      ------

Interest expense
     Time deposits $100M and over ......................       732         450
     Other deposits ....................................     1,534         927
     Short-term borrowings .............................         2          12
     Long-term debt ....................................        62          70
                                                            ------      ------
         Total interest expense ........................     2,330       1,459
                                                            ------      ------

Net interest income ....................................     2,317       2,392
Provision for loan losses ..............................        25         140
                                                            ------      ------
Net interest income after provision ....................     2,292       2,252
                                                            ------      ------

Other income
     Service charges on deposit accounts ...............       364         351
     Credit-related deposit fees .......................        70          52
     Credit life insurance commissions .................        10          11
     Other income ......................................        95          73
                                                            ------      ------
         Total other income ............................       539         487
                                                            ------      ------

Other expenses
     Salaries and employee benefits ....................       729         711
     Net occupancy expense .............................        69          64
     Furniture and equipment expense ...................       104          88
     Amortization of computer software .................        60          58
     ATM interchange and related expenses ..............        78          46
     Other expense .....................................       396         356
                                                            ------      ------
         Total other expenses ..........................     1,436       1,323
                                                            ------      ------

Income before income taxes .............................     1,395       1,416
Income tax expense .....................................       484         507
                                                            ------      ------
Net income .............................................    $  911      $  909
                                                            ======      ======

Per share*
     Net income ........................................    $ 0.33      $ 0.33
     Net income, assuming dilution .....................      0.31        0.31
------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 30, 2005.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                 (Unaudited)

                                                           Common Stock                                  Accumulated
                                                           ------------          Additional                Other
                                                       Number of                  Paid-in     Retained  Comprehensive
                                                        Shares         Amount     Capital     Earnings   Income (Loss)     Total
                                                        ------         ------     -------     --------   -------------     -----
                                                                                 (Dollars in thousands)

Balance, January 1, 2005 ..........................    2,648,230    $   24,216   $        -   $    2,220   $     (499)   $   25,937
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          909            -           909
                                                                                                                         ----------
    Unrealized holding gains and losses
    on available-for-sale securities
    arising during the period, net of
    income taxes of $393 ..........................            -             -            -            -         (701)         (701)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (701)
                                                                                                                         ----------
            Total comprehensive income ............                                                                             208
                                                                                                                         ----------
Exercise of employee stock options ................           75             -            -            -            -             -
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, March 31, 2005 ...........................    2,648,305    $   24,216   $        -   $    3,129   $   (1,200)   $   26,145
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2006 ..........................    2,798,409    $   26,956   $        -   $    3,296   $   (1,397)   $   28,855
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          911            -           911
                                                                                                                         ----------
    Unrealized holding gains and losses
    on available-for-sale securities
    arising during the period, net of
    income taxes of $87 ...........................            -             -            -            -         (154)         (154)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (154)
                                                                                                                         ----------
            Total comprehensive income ............                                                                             757
                                                                                                                         ----------
Share-based compensation ..........................            -             -           45            -            -            45
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, March 31, 2006 ...........................    2,798,409    $   26,956   $       45   $    4,207   $   (1,551)   $   29,657
                                                      ==========    ==========   ==========   ==========   ==========    ==========














See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                          2006               2005
                                                                                                          ----               ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ............................................................................           $    911            $    909
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                 25                 140
            Depreciation ...................................................................                 76                  74
            Amortization of net loan fees and costs ........................................                (30)                (19)
            Securities accretion and premium amortization ..................................                 46                   8
            Gain on sale of foreclosed assets ..............................................                (31)                  -
            Increase in interest receivable ................................................               (102)                (90)
            Increase in interest payable ...................................................                339                 214
            Decrease in prepaid expenses and other assets ..................................                 20                  57
            Increase in other accrued expenses .............................................                475                 557
            Share-based compensation .......................................................                 45                   -
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              1,774               1,850
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (10,259)            (33,678)
     Maturities, calls and paydowns of securities available-for-sale .......................              7,767              22,428
     Maturities, calls and paydowns of securities held-to-maturity .........................                277                 372
     Purchases of other investments ........................................................                  -                 (50)
     Net increase in loans made to customers ...............................................             (2,086)             (2,701)
     Purchases of premises and equipment ...................................................               (372)                (75)
     Proceeds of sale of foreclosed assets .................................................                168                   -
                                                                                                       --------            --------
                Net cash used by investing activities ......................................             (4,505)            (13,704)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................             11,997               5,548
     Net increase (decrease) in certificates of deposit and other
         time deposits .....................................................................              5,335              (3,019)
     Decrease in short-term borrowings .....................................................             (3,500)               (500)
     Repayments of long-term debt ..........................................................                  -              (1,000)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             13,832               1,029
                                                                                                       --------            --------
Increase (decrease) in cash and cash equivalents ...........................................             11,101             (10,825)
Cash and cash equivalents, beginning .......................................................             32,450              39,902
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 43,551            $ 29,077
                                                                                                       ========            ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest, net of $15 capitalized during construction ..............................           $  1,991            $  1,245
         Income taxes ......................................................................                  -                   3
     Noncash investing and financing activities:
         Other comprehensive income (loss) .................................................               (154)               (701)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain amounts in the 2005 financial statements have been reclassified to conform to the current presentation.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of March 31, 2006, there were $579,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All 2005 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective November 30, 2005. Net income per share and net income per share, assuming dilution, were computed as follows:


                                                                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      2006                  2005
                                                                                                      ----                  ----
                                                                                                      (Dollars in thousands,
                                                                                                     except per share amounts)
Net income per share, basic
  Numerator - net income ...........................................................              $      911              $      909
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               2,798,409               2,780,845
                                                                                                  ==========              ==========
               Net income per share, basic .........................................              $      .33              $      .33
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $      911              $      909
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               2,798,409               2,780,845
    Effect of dilutive stock options ...............................................                 177,499                 148,984
                                                                                                  ----------              ----------
               Total shares ........................................................               2,975,908               2,929,829
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .31              $      .31
                                                                                                  ==========              ==========

Stock-Based Compensation - As of March 31, 2006, the Company has two stock-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-officer directors under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)) using the modified prospective application method.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

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

Changes in Financial Condition

         During the first three months of 2006, interest bearing deposits increased by $16,669,000, or 6.9%. These funds were used primarily to repay short-term borrowings of $3,500,000 and to fund growth in loans and federal funds sold and to purchase securities. During the 2006 period, loans increased by $2,097,000 or 1.2% and federal funds sold increased by $11,988,000 or 54.0%. The Company believes its higher federal funds sold position gives it increased flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers, all while maintaining its exposure to further increases in interest rates at an acceptable level.

Results of Operations

         The Company recorded consolidated net income of $911,000 or $.33 per share for the first quarter of 2006. These results are substantially the same as for the first quarter of 2005. Net income per share, assuming dilution was $.31 for both the 2006 and the 2005 periods. Net income per share amounts for 2005 have been retroactively adjusted to reflect a five percent stock dividend effective November 30, 2005.


                                                                               Summary Income Statement
                                                           -------------------------------------------------------------------
                                                                               (Dollars in thousands)
                                                                                                   Dollar           Percentage
For the Three Months Ended March 31,                        2006                2005               Change              Change
                                                            ----                ----               ------              ------
Interest income ....................................       $4,647              $3,851              $  796               20.7%
Interest expense ...................................        2,330               1,459                 871               59.7%
                                                           ------              ------               ----
Net interest income ................................        2,317               2,392                 (75)              -3.1%
Provision for loan losses ..........................           25                 140                (115)             -82.1%
Noninterest income .................................          539                 487                  52               10.7%
Noninterest expenses ...............................        1,436               1,323                 113                8.5%
Income tax expense .................................          484                 507                 (23)              -4.5%
                                                           ------              ------               -----
Net income .........................................       $  911              $  909              $    2                0.2%
                                                           ======              ======               =====

Net Interest Income

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2006, net interest income totaled $2,317,000, a decrease of $75,000 or 3.1% from the amount for the same period of 2005. The yield on interest earning assets increased to 5.69% for the 2006 period, compared with 5.11% for the 2005 period and the average rates paid for interest bearing liabilities were 3.42% and 2.34%, respectively. Accordingly, the average interest rate spread for the 2006 period was 50 basis points lower than for the 2005 period.

         Market interest rates during the 2006 period were slightly higher than in the first quarter of 2005. The Federal Reserve Board began slowly increasing certain key interest rates in 2004, and has continued to do so. These increases have resulted, however, primarily in increased rates for instruments with shorter-term maturities. Rates associated with instruments with maturities longer than about five years had been largely unaffected until recently. As a result, interest rates paid by banks for deposits and other short-term funding sources, and the rates earned on loans and other interest earning assets, increased during those same periods. In the 2006 period, the rates paid by the Company increased more than the rates that it received from its loans and other invested funds. The following table provides an analysis of the average amounts of the Company's assets and liabilities and the effective yields and rates on the various categories of its interest earning assets and interest bearing liabilities for the first quarter of 2006 and 2005.

                                                                                Average Balances, Yields and Rates
                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                          2006                                     2005
                                                                          ----                                     ----
                                                                       Interest                                Interest
                                                           Average      Income/     Yields/         Average      Income/    Yields/
                                                           Balances     Expense      Rates (1)      Balances     Expense   Rates (1)
                                                           --------     -------      ---------      --------     -------   ---------
                                                                                      (Dollars in thousands)
Assets
Interest-bearing deposits due from banks ............    $     172     $     2       4.72%        $      81     $     -       0.00%
Securities
     Taxable ........................................      101,412         931       3.72%          116,992         943       3.27%
     Tax exempt (2) .................................       12,242         120       3.98%            2,322          20       3.49%
                                                         ---------     -------                    ---------     -------
         Total investment securities ................      113,654       1,051       3.75%          119,314         963       3.27%
Other investments ...................................          948          11       4.71%            1,013           9       3.60%
Federal funds sold ..................................       45,260         493       4.42%           26,429         153       2.35%
Loans (2) ...........................................      170,931       3,090       7.33%          158,810       2,726       6.96%
                                                         ---------     -------                    ---------     -------
         Total interest earning assets ..............      330,965       4,647       5.69%          305,647       3,851       5.11%
Cash and due from banks .............................        6,817                                    4,620
Allowance for loan losses ...........................       (2,264)                                  (2,280)
Valuation allowance - AFS securities ................       (2,224)                                  (1,049)
Premises and equipment ..............................        7,022                                    4,411
Other assets ........................................        3,878                                    3,098
                                                         ---------                                ---------
         Total assets ...............................    $ 344,194                                $ 314,447
                                                         =========                                =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ..........    $  35,743     $   141       1.60%        $  35,962     $    70       0.79%
     Savings ........................................       44,214         314       2.88%           38,042         114       1.22%
     Time deposits $100M and over ...................       76,493         732       3.88%           64,880         450       2.81%
     Other time deposits ............................      112,943       1,079       3.87%          104,780         743       2.88%
                                                         ---------     -------                    ---------     -------
         Total interest bearing
           deposits .................................      269,393       2,266       3.41%          243,664       1,377       2.29%
Short-term borrowings ...............................           78           2      10.40%            2,017          12       2.41%
Long-term debt ......................................        6,500          62       3.87%            7,500          70       3.79%
                                                         ---------     -------                    ---------     -------
         Total interest bearing
           liabilities ..............................      275,971       2,330       3.42%          253,181       1,459       2.34%
Noninterest bearing demand deposits .................       36,406                                   33,435
Other liabilities ...................................        2,503                                    1,567
Shareholders' equity ................................       29,314                                   26,264
                                                         ---------                                ---------
Total liabilities and shareholders' equity ..........    $ 344,194                                $ 314,447
                                                         =========                                =========
Interest rate spread ................................                                2.27%                                    2.77%
Net interest income and net yield
     on earning assets ..............................                  $ 2,317       2.84%                      $ 2,392       3.17%
Interest free funds supporting earning
     assets .........................................   $  54,994                                 $  52,466

-----------------------------------------
(1) Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.

         When interest rates rise sufficiently, depositors often seek to maximize the present and future earning potential of their funds by moving their funds into longer-term fixed rate time deposits. Accordingly, the average amounts of, and rates paid for, time deposits increased in the 2006 period compared with the 2005 period. The Company can reduce the effects that the higher rates paid for those longer-term deposits have on net interest income without becoming subject to an inordinate level of interest rate risk by increasing the relative amounts of funds invested in the higher-yielding categories of earning assets, principally loans, and adhering to its policy of not lending funds at fixed rates for periods longer than five years. The average amounts of loans held by the Company in the 2006 and 2005 first quarters were $170,931,000 and $158,810,000, respectively.

         In addition, because the interest rate increases since 2004 have been most pronounced in the shortest-maturity instruments, the rate earned by the Company for investments in overnight federal funds sold increased significantly in 2006. The rate earned for federal funds sold was 4.42% in the 2006 period compared with 2.35% for the 2005 period. The average amounts of the Company's investments in those instruments totaled $45,260,000 for 2006 compared with $26,429,000 in the 2005 quarter.

         Throughout 2005, the Company added to its holdings of tax-exempt state, county and municipal securities significantly and the yields on those investments increased, as well. As a result, the Company's 2006 first quarter income includes $120,000 earned on those investments, compared with $20,000 in the same period of 2005.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices which are located in Seneca, Walhalla and Westminster. The Company currently is using a temporary facility at the Westminster location. There presently are no firm plans, timetables or budgets for constructing a permanent facility for this office. The Anderson County market is served from offices in Anderson and Williamston. The Company is planning to open an additional office on Highway 81 in Anderson County.

Provision and Allowance for Loan Losses

         The provision for loan losses was $25,000 for the first three months of 2006, compared with $140,000 for the comparable period of 2005. At March 31, 2006, the allowance for loan losses was 1.33% of loans, down slightly from 1.34% at December 31, 2005. During the 2006 three month period, net charge-offs totaled $19,000, compared with $34,000 in net charge offs during the same period of 2005. As of March 31, 2006, there were $579,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2005, there were $1,177,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:


                                                                            Three Months                                Three Months
                                                                               Ended              Year Ended                Ended
                                                                              March 31,           December 31,            March 31,
                                                                               2006                  2005                   2005
                                                                               ----                  ----                   ----

                                                                                           (Dollars in thousands)
Allowance at beginning of period .................................           $   2,266             $   2,240             $   2,240
Provision for loan losses ........................................                  25                   250                   140
Net charge-offs ..................................................                 (19)                 (224)                  (34)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   2,272             $   2,266             $   2,346
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
at period end ....................................................                1.33%                 1.34%                 1.46%
Loans at end of period ...........................................           $ 171,415             $ 169,318             $ 160,461
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans



                                                         90 Days or
                                                        More Past Due      Total          Percentage                      Percentage
                                         Nonaccrual       and Still    Nonperforming        of Total      Potential         of Total
                                            Loans         Accruing         Loans              Loans     Problem Loans         Loans
                                            -----         --------         -----              -----     -------------         -----
                                                                            (Dollars in thousands)

January 1, 2005 ..................        $ 1,465         $     9         $ 1,474              0.93%      $ 1,403             0.89%
Net change .......................           (288)             (9)           (297)                         1,133
                                          -------         -------         -------                         -------
March 31, 2005 ...................          1,177               -           1,177              0.73%        2,536             1.58%
Net change .......................            (19)              -             (19)                           915
                                          -------         -------         -------                         -------
June 30, 2005 ....................          1,158               -           1,158              0.70%        3,451             2.08%
Net change .......................           (189)              -            (189)                           (578)
                                          -------         -------         -------                         -------
September 30, 2005 ...............            969               -             969              0.58%        2,873             1.71%
Net change .......................            (69)              5             (64)                           (725)
                                          -------         -------         -------                         -------
December 31, 2005 ................            900               5             905              0.53%        2,148             1.27%
Net change .......................           (321)             (5)           (326)                            615
                                          -------         -------         -------                         -------
March 31, 2006 ...................        $   579         $     -         $   579              0.34%      $ 2,763             1.61%
                                          =======         =======         =======                         =======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. Since December 31, 2005, loans totaling $878,000 have been classified as potential problem loans, of which $712,000 are collateralized by real estate mortgages. $31,000 classified as potential problem loans as of December 31, 2005 were classified as nonaccrual loans during the first quarter of 2006. Other potential problem loans totaling $206,000 as of December 31, 2005 were no longer included in non-performing and potential problem loans as of March 31, 2006. Of that amount, $19,000 was charged off. Payments on loans that were included in potential problem loans at both December 31, 2005 and March 31, 2006 totaled $26,000 during the 2006 period. Management believes that the increase in potential problem loans in the first quarter of 2006 is not indicative of a trend in local economic conditions, but reflects circumstances unique to each individual borrower.

Noninterest Income

         Noninterest income totaled $539,000 for the first quarter of 2006, compared with $487,000 for the 2005 quarter. Service charges on deposit accounts in the 2006 period were $364,000 representing an increase of $13,000 over the prior year period and fees from an overdraft privilege product were $18,000 more in the 2006 period than in the 2005 period. Mortgage brokerage income in 2006 was approximately $7,000 less than in the 2005 period. There were no sales of any securities in either the 2006 or 2005 period. A gain of $31,000 from the sale of foreclosed assets was recognized in the 2006 period. There was no comparable activity in the 2005 period.

Noninterest Expenses

         Noninterest expenses totaled $1,436,000 for the first quarter of 2006 compared with $1,323,000 for the first quarter of 2005, representing an increase of $113,000 or 8.5%. Salaries and employee benefits increased by $18,000, or 2.5%, to $729,000. This increase resulted primarily from normal salary increases, increases in the number of employees associated with the Company's growth, and higher costs of providing health insurance benefits. Also, for 2006, this category includes $20,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R). Partially offsetting these increases was an $85,000 decrease in estimated employee incentive bonuses in 2006 compared with 2005.

         Occupancy and furniture and equipment expenses for 2006 increased by $21,000 compared with 2005 primarily due to higher maintenance expenses associated with the Company's equipment. Other expenses for the 2006 period were $74,000 greater than in 2005 due to an increase of $32,000 in expenses for ATM interchange fees and related expenses, an increase of $30,000 in other ATM related expenses, and an increase of $32,000 in directors fees, including

$25,000 of share-based compensation expenses for non-employee directors' stock options that resulted from the adoption of SFAS 123(R). In addition, higher expenses were noted in 2006 for stationery and supplies resulting from the opening of the new executive offices and an additional banking office, and contributions and donations. Some expense decreases were experienced in 2006 for FDIC insurance and expenses related to foreclosed assets.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company has significant amounts of credit availability under its FHLB lines of credit and federal funds purchased facilities.

         As of March 31, 2006, the ratio of loans to total deposits was 57.7%, compared with 60.5% as of December 31, 2005. Deposits as of March 31, 2006 were $297,325,000, an increase of $17,332,000 or 6.2% over the amount as of December 31, 2005. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $802,000 since December 31, 2005 as the result of net income of $911,000 for the first three months of 2006, $45,000 added pursuant to share-based compensation expenses recognized during the period, less a $154,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects.

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

         The March 31, 2006 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                               Total
                                                    Tier 1    Capital   Leverage
                                                    ------    -------   --------
Community First Bancorporation .................     15.4%     16.5%     9.0%
Community First Bank ...........................     14.9%     16.0%     8.7%
Minimum "well-capitalized" requirement .........      6.0%     10.0%     6.0%
Minimum requirement ............................      4.0%      8.0%     5.0%

Off-Balance-Sheet Arrangements

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                                  March 31, 2006
                                                                  --------------
                                                                   (Dollars in
                                                                    thousands)
Loan commitments ..........................................          $26,559
Standby letters of credit .................................              974

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2006.

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

Item 3.  - Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk is primarily related to the risk of loss from adverse changes in market prices and rates. This risk arises principally from interest rate risk inherent in the Company's lending, deposit gathering and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and this risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risk, such as commodity price risk and foreign currency exchange risk, do not arise in the normal course of the Company's community banking operations.

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of March 31, 2006, the model indicates that net interest income would increase $67,000 and net income would increase $41,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $67,000 and net income would decrease $41,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of March 31, 2006, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4. - Controls and Procedures

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

                       32.  Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORPORATION

May 12, 2006                        /s/ Frederick D. Shepherd, Jr.
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