Form 10-Q
period 2006-06-30
COMMUNITY FIRST BANCORP
filed 2006-08-11
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006           Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
        ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                   58-2322486
         --------------                                   ----------
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

         Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 2,798,409 Shares Outstanding on July 30, 2006

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets .......................................................................   3
                  Consolidated Statements of Income .................................................................   4
                  Consolidated Statements of Changes in Shareholders' Equity ........................................   5
                  Consolidated Statements of Cash Flows .............................................................   6
                  Notes to Unaudited Consolidated Financial Statements...............................................   7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations .............   8
Item 3.           Quantitative and Qualitative Disclosures About Market Risk ........................................  16
Item 4.           Controls and Procedures ...........................................................................  17

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders................................................  17
Item 6.           Exhibits ..........................................................................................  17

SIGNATURE ...........................................................................................................  18

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements


COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                           2006             2005
                                                                                                           -----            ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   7,278         $  10,063
     Interest bearing balances due from banks ..................................................               49               182
     Federal funds sold ........................................................................           20,795            22,205
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           28,122            32,450
     Securities available-for-sale .............................................................          106,318           102,070
     Securities held-to-maturity (fair value $7,181 for 2006 and $7,671 for 2005) ..............            7,181             7,751
     Other investments .........................................................................              980               948
     Loans .....................................................................................          186,050           169,318
         Allowance for loan losses .............................................................           (2,269)           (2,266)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          183,781           167,052
     Premises and equipment - net ..............................................................            7,779             6,805
     Accrued interest receivable ...............................................................            1,885             1,629
     Other assets ..............................................................................            2,217             2,007
                                                                                                        ---------         ---------
            Total assets .......................................................................        $ 338,263         $ 320,712
                                                                                                        =========         =========
Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  38,986         $  38,061
         Interest bearing ......................................................................          261,420           241,932
                                                                                                        ---------         ---------
            Total deposits .....................................................................          300,406           279,993
     Accrued interest payable ..................................................................            2,153             1,817
     Short-term borrowings .....................................................................                -             3,500
     Long-term debt ............................................................................            5,500             6,500
     Other liabilities .........................................................................               51                47
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          308,110           291,857
                                                                                                        ---------         ---------
Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and
         outstanding - 2,798,409 for 2006 and 2,798,409 for 2005 ...............................           26,956            26,956
     Additional paid-in capital ................................................................              100                 -
     Retained earnings .........................................................................            4,949             3,296
     Accumulated other comprehensive income (loss) .............................................           (1,852)           (1,397)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           30,153            28,855
                                                                                                        ---------         ---------
            Total liabilities and shareholders' equity .........................................        $ 338,263         $ 320,712
                                                                                                        =========         =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                    (Unaudited)
                                                                                               Period Ended June 30,
                                                                                               ---------------------
                                                                                  Three Months                     Six Months
                                                                                  ------------                     ----------
                                                                             2006            2005            2006              2005
                                                                             ----            ----            ----              ----
                                                                                     (Dollars in thousands, except per share)
Interest income
     Loans, including fees .....................................           $3,343           $2,829           $6,433           $5,555
     Interest bearing balances due from banks ..................                2                -                4                -
     Securities
       Taxable .................................................              957              876            1,888            1,819
       Tax-exempt ..............................................              158               32              278               52
     Other investments .........................................               13               11               24               20
     Federal funds sold ........................................              330              159              823              312
                                                                           ------           ------           ------           ------
         Total interest income .................................            4,803            3,907            9,450            7,758
                                                                           ------           ------           ------           ------
Interest expense
     Time deposits $100M and over ..............................              733              453            1,465              903
     Other deposits ............................................            1,757              984            3,291            1,911
     Short-term borrowings .....................................                -                5                2               17
     Long-term debt ............................................               61               70              123              140
                                                                           ------           ------           ------           ------
         Total interest expense ................................            2,551            1,512            4,881            2,971
                                                                           ------           ------           ------           ------
Net interest income ............................................            2,252            2,395            4,569            4,787
Provision for loan losses ......................................               25               75               50              215
                                                                           ------           ------           ------           ------
Net interest income after provision ............................            2,227            2,320            4,519            4,572
                                                                           ------           ------           ------           ------
Other income
     Service charges on deposit accounts .......................              382              407              746              758
     Credit related deposit fees ...............................               76               58              146              110
     Credit life insurance commissions .........................               12                7               22               18
     Other income ..............................................               69               79              164              152
                                                                           ------           ------           ------           ------
         Total other income ....................................              539              551            1,078            1,038
                                                                           ------           ------           ------           ------
Other expenses
     Salaries and employee benefits ............................              919              630            1,648            1,341
     Net occupancy expense .....................................               79               61              148              125
     Furniture and equipment expense ...........................              100               89              204              177
     Amortization of computer software .........................               73               52              133              110
     ATM interchange and related expenses ......................               64               53              142               99
     Directors' fees ...........................................               65               27              124               54
     Other expense .............................................              376              440              713              769
                                                                           ------           ------           ------           ------
         Total other expenses ..................................            1,676            1,352            3,112            2,675
                                                                           ------           ------           ------           ------
Income before income taxes .....................................            1,090            1,519            2,485            2,935
Income tax expense .............................................              348              542              832            1,049
                                                                           ------           ------           ------           ------
Net income .....................................................           $  742           $  977           $1,653           $1,886
                                                                           ======           ======           ======           ======
Per share*
     Net income ................................................           $ 0.27           $ 0.35           $ 0.59           $ 0.68
     Net income, assuming dilution .............................             0.25             0.33             0.55             0.63

-----------------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 30, 2005.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                      (Unaudited)

                                                             Common Stock                                 Accumulated
                                                             ------------       Additional                    Other
                                                        Number of                 Paid-in      Retained   Comprehensive
                                                         Shares        Amount     Capital      Earnings   Income (Loss)     Total
                                                         ------        ------     -------      --------   -------------     -----
                                                                                 (Dollars in thousands)
Balance, January 1, 2005 ..........................    2,648,230    $   24,216   $        -   $    2,220   $     (499)   $   25,937
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,886            -         1,886
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $229 ........................            -             -            -            -         (410)         (410)
                                                                                                                         ----------
    Total other comprehensive income ..............                                                                            (410)
                                                                                                                         ----------
      Total comprehensive income ..................                                                                           1,476
                                                                                                                         ----------
Exercise of employee stock options ................          375             2            -            -            -             2
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2005 ............................    2,648,605    $   24,218   $        -   $    4,106   $     (909)   $   27,415
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2006 ..........................    2,798,409    $   26,956   $        -   $    3,296   $   (1,397)   $   28,855
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,653            -         1,653
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $255 ........................            -             -            -            -         (455)         (455)
                                                                                                                         ----------
    Total other comprehensive income ..............                                                                            (455)
                                                                                                                         ----------
      Total comprehensive income ..................                                                                           1,198
                                                                                                                         ----------
Share-based compensation, net of income
    taxes of $23 ..................................            -             -          100            -            -           100
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2006 ............................    2,798,409    $   26,956   $      100   $    4,949   $   (1,852)   $   30,153
                                                      ==========    ==========   ==========   ==========   ==========    ==========
















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                          2006                2005
                                                                                                          ----                ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,653           $  1,886
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................                50                215
            Depreciation .....................................................................               172                150
            Amortization of net loan fees and costs ..........................................               (80)               (43)
            Securities accretion and premium amortization ....................................                77                 65
            Gain on sale of foreclosed assets ................................................               (31)                 -
            Increase in interest receivable ..................................................              (256)               (89)
            Increase in interest payable .....................................................               336                339
            (Increase) decrease in prepaid expenses and other assets .........................               (91)                62
            Increase in other accrued expenses ...............................................                 3                 95
            Writedowns of foreclosed assets ..................................................                 -                 25
            Share-based compensation .........................................................               100                  -
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,933              2,705
                                                                                                        --------           --------
Investing activities
     Purchases of available-for-sale securities ..............................................           (16,100)           (42,337)
     Maturities, calls and paydowns of securities available-for-sale .........................            11,061             38,659
     Maturities, calls and paydowns of securities held-to-maturity ...........................               574                752
     Purchases of other investments ..........................................................               (32)              (162)
     Net increase in loans made to customers .................................................           (16,699)            (7,896)
     Purchases of premises and equipment .....................................................            (1,146)              (412)
     Proceeds of sale of foreclosed assets ...................................................               168                  -
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (22,174)           (11,396)
                                                                                                        --------           --------
Financing activities
     Net increase (decrease) in demand deposits, interest
         bearing transaction accounts and savings accounts ...................................            14,160             (3,109)
     Net increase (decrease) in certificates of deposit and other
         time deposits .......................................................................             6,253               (488)
     Decrease in short-term borrowings .......................................................            (3,500)            (2,500)
     Repayments of long-term debt ............................................................            (1,000)                 -
     Exercise of employee stock options ......................................................                 -                  2
                                                                                                        --------           --------
                Net cash provided (used) by financing activities .............................            15,913             (6,095)
                                                                                                        --------           --------
Decrease in cash and cash equivalents ........................................................            (4,328)           (14,786)
Cash and cash equivalents, beginning .........................................................            32,450             39,902
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 28,122           $ 25,116
                                                                                                        ========           ========
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest, net of $18 capitalized during construction during 2006 ....................          $  4,545           $  2,632
         Income taxes ........................................................................               895                956
     Noncash investing and financing activities:
         Other comprehensive income (loss) ...................................................              (455)              (410)

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

Nonperforming Loans - As of June 30, 2006, there were $497,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

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

                                                                                            (Unaudited)
                                                                                        Period Ended June 30,
                                                                                        ---------------------
                                                                          Three Months                          Six Months
                                                                          ------------                          ----------
                                                                    2006               2005                2006              2005
                                                                    ----               ----                ----              ----
                                                                          (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      742         $      977         $    1,653         $    1,886
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          2,798,409          2,780,824          2,798,409          2,780,763
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .27         $      .35         $      .59         $      .68
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      742         $      977         $    1,653         $    1,886
                                                                 ==========         ==========         ==========         ==========
  Denominator
  Weighted average common shares
    issued and outstanding .............................          2,798,409          2,780,824          2,798,409          2,780,763
  Effect of dilutive stock options .....................            206,287            193,383            197,916            195,054
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          3,004,696          2,974,207          2,996,325          2,975,817
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .25         $      .33         $      .55         $      .63
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - As of June 30, 2006, the Company has two stock-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-officer directors under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)) using the modified prospective application method. Total share-based compensation expenses included in salaries and employee benefits and directors fees were $40,000 and $38,000, respectively, for the three month period, and $60,000 and $63,000, respectively, for the six month period ended June 30, 2006.

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

Changes in Financial Condition


         During the three months ended June 30, 2006, loans grew by $14,635,000, or 8.5%. This growth was funded primarily by reducing the amount of federal funds sold by $13,398,000 during the quarter. Interest-bearing deposits increased by $2,819,000 during the 2006 second quarter. Average interest bearing transaction accounts in the second quarter of 2006 were approximately $9,000,000 more than the 2006 first quarter average amount, primarily due to promotional interest rates offered in conjunction with the opening of the Company's new office in Seneca, SC. Average savings deposits were approximately $16,000,000 less in the second quarter of 2006 than in the first quarter.

         During the first six months of 2006, interest bearing deposits increased by $19,488,000, or 8.1%. These funds were used to repay short-term borrowings of $3,500,000 and long-term debt of $1,000,000, to fund growth in loans, and to purchase securities. Loans increased by $16,732,000 or 9.9% and securities available-for-sale increased by $4,248,000 or 4.2%.

         The Company believes that it continues to have sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers, while maintaining its exposure to any further increases in interest rates at an acceptable level.

Results of Operations

Three Months Ended June 30, 2006 and 2005

         The Company recorded consolidated net income of $742,000 or $.27 per share for the second quarter of 2006. These results are less than earnings per share of $.35 for the second quarter of 2005. Net income per share, assuming dilution was $.25 for the 2006 quarter and $.33 for the 2005 period. Net income per share amounts for 2005 have been retroactively adjusted to reflect a five percent stock dividend effective November 30, 2005.

         Early in the 2006 second quarter, the Company moved its corporate offices into, and opened a new retail banking office in, a newly constructed building in Seneca, SC. In conjunction with the opening of this new office, the Company offered promotional interest rates on certain deposit accounts, and incurred other promotional expenses. Loans outstanding increased during the 2006 second quarter largely as a result of the opening of the new banking office. Additional personnel were hired to staff the new retail office and occupancy and other fixed assets expenses also increased. Salaries and employee benefits and directors' fees for the 2006 three month period also include approximately $78,000 which represents the effect of the adoption of SFAS 123(R) using the modified prospective method.

                                                                                      Summary Income Statement
                                                                                      ------------------------
                                                                                       (Dollars in thousands)
                                                                                                          Dollar         Percentage
For the Three Months Ended June 30,                                2006                2005               Change           Change
                                                                   ----                ----               ------           ------
Interest income ....................................             $ 4,803             $ 3,907             $   896           22.9%
Interest expense ...................................               2,551               1,512               1,039           68.7%
                                                                 -------             -------             -------
Net interest income ................................               2,252               2,395                (143)          -6.0%
Provision for loan losses ..........................                  25                  75                 (50)         -66.7%
Noninterest income .................................                 539                 551                 (12)          -2.2%
Noninterest expenses ...............................               1,676               1,352                 324           24.0%
Income tax expense .................................                 348                 542                (194)         -35.8%
                                                                 -------             -------             -------
Net income .........................................             $   742             $   977             $  (235)         -24.1%
                                                                 =======             =======             =======

Six Months Ended June 30, 2006 and 2005

         The Company recorded consolidated net income of $1,653,000 or $.59 per share for the first half of 2006. These results are less than earnings per share of $.68 for the same period of 2005. Net income per share, assuming dilution was $.55 for the 2006 six months and $.63 for the same period of 2005. Net income per share amounts for 2005 have been retroactively adjusted to reflect a five percent stock dividend effective November 30, 2005.

         The results for the 2006 six-month period reflect the promotional and other expenses of the new Seneca office building referred to above and the effects of adopting SFAS 123(R). Salaries and employee benefits and directors' fees for the 2006 six month period include approximately $123,000 representing the effect of the adoption of SFAS 123(R) using the modified prospective method.

                                                                                      Summary Income Statement
                                                                                      ------------------------
                                                                                       (Dollars in thousands)
                                                                                                          Dollar         Percentage
For the Six Months Ended June 30,                                  2006                2005               Change           Change
                                                                   ----                ----               ------           ------
Interest income .....................................             $ 9,450             $ 7,758             $ 1,692            21.8%
Interest expense ....................................               4,881               2,971               1,910            64.3%
                                                                  -------             -------             -------
Net interest income .................................               4,569               4,787                (218)           -4.6%
Provision for loan losses ...........................                  50                 215                (165)          -76.7%
Noninterest income ..................................               1,078               1,038                  40             3.9%
Noninterest expenses ................................               3,112               2,675                 437            16.3%
Income tax expense ..................................                 832               1,049                (217)          -20.7%
                                                                  -------             -------             -------
Net income ..........................................             $ 1,653             $ 1,886             $  (233)          -12.4%
                                                                  =======             =======             =======


Net Interest Income


         Net interest income is the principal source of the Company's earnings. During the second quarter of 2006, the Company offered above-market promotional interest rates on certain deposit products in conjunction with the opening of a new retail banking office in Seneca, SC. These promotional rates significantly increased the Company's interest expense. Management expects that the Company's net interest income and the related metrics, such as the rates paid on interest bearing transaction accounts and savings deposits, rates paid on interest bearing liabilities, and interest rate spread and net yield on earning assets, will return to more normal levels throughout the remainder of 2006.

Three Months Ended June 30, 2006 and 2005

         For the second quarter of 2006, net interest income totaled $2,252,000, a decrease of $143,000 or 6.0% from the amount for the same period of 2005. The average yield on interest earning assets increased to 6.01% for the 2006 period, compared with 5.39% for the 2005 period, due to higher rates earned on all categories of earning assets. However, largely in response to special promotional rates, the average rate paid for interest-bearing liabilities increased to 3.89% for the 2006 quarter, compared with 2.56%, for the 2005 quarter. Accordingly, the average interest rate spread for the 2006 period was 71 basis points lower than for the 2005 period.

                                                                                  Average Balances, Yields and Rates
                                                                                     Three Months Ended June 30,
                                                                                     ---------------------------
                                                                                 2006                              2005
                                                                                 ----                              ----
                                                                               Interest                          Interest
                                                                    Average     Income/    Yields/     Average    Income/    Yields/
                                                                    Balances    Expense   Rates(1)     Balances   Expense   Rates(1)
                                                                    --------    -------   --------     --------   -------   --------
                                                                                          (Dollars in thousands)
Assets
Interest-bearing balances due from banks ......................   $      92     $     2     8.82%     $      82    $    -      0.00%
Securities
     Taxable ..................................................      99,894         957     3.89%       103,935       876      3.42%
     Tax exempt (2) ...........................................      16,283         158     3.94%         3,677        32      3.53%
                                                                  ---------     -------               ---------    ------
         Total investment securities ..........................     116,177       1,115     3.89%       107,612       908      3.42%
Other investments .............................................         980          13     5.38%         1,073        11      4.16%
Federal funds sold ............................................      27,163         330     4.93%        22,109       159      2.92%
Loans (2) (3) (4) .............................................     179,896       3,343     7.54%       163,029     2,829      7.04%
                                                                  ---------     -------               ---------    ------
         Total interest earning assets ........................     324,308       4,803     6.01%       293,905     3,907      5.39%
Cash and due from banks .......................................       6,615                               4,678
Allowance for loan losses .....................................      (2,266)                             (2,330)
Valuation allowance - Available-for-
     sale securities ..........................................      (2,891)                             (1,596)
Premises and equipment ........................................       7,507                               4,424
Other assets ..................................................       3,988                               3,245
                                                                  ---------                           ---------
         Total assets .........................................   $ 337,261                           $ 302,326
                                                                  =========                           =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ....................   $  44,578     $   356     3.24%     $  36,320    $   78      0.87%
     Savings ..................................................      28,053         185     2.67%        30,598       103      1.37%
     Time deposits $100M and over .............................      73,060         733     4.07%        61,130       453      3.01%
     Other time deposits ......................................     114,273       1,216     4.32%       102,769       803      3.17%
                                                                  ---------     -------               ---------    ------
         Total interest bearing deposits ......................     259,964       2,490     3.88%       230,817     1,437      2.52%
Short-term borrowings .........................................           -           -     0.00%           879         5      2.31%
Long-term debt ................................................       6,335          61     3.91%         7,500        70      3.79%
                                                                  ---------     -------               ---------    ------
         Total interest bearing liabilities ...................     266,299       2,551     3.89%       239,196     1,512      2.56%
Noninterest bearing demand deposits ...........................      38,705                              34,378
Other liabilities .............................................       2,546                               1,918
Shareholders' equity ..........................................      29,711                              26,834
                                                                  ---------                           ---------
         Total liabilities and shareholders' equity ...........   $ 337,261                           $ 302,326
                                                                  =========                           =========
Interest rate spread ..........................................                              2.12%                             2.83%
Net interest income and net yield
     on earning assets ........................................                 $ 2,252      2.82%                 $2,395      3.30%
Interest free funds supporting earning assets .................   $  58,009                           $  54,709

(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices which are located in Seneca, Walhalla and Westminster. The Company currently is using its temporary facility at the Westminster location. There presently are no firm plans, timetables or budgets for constructing a permanent facility for this office. The Anderson County market is served from offices in Anderson and Williamston. The Company is planning to open an additional office on Highway 81 in Anderson County. Construction is expected to begin during the fourth quarter of 2006.

Six Months Ended June 30, 2006 and 2005

         For the first half of 2006, net interest income totaled $4,569,000, a decrease of $218,000 or 4.6% from the amount for the same period of 2005. The yield on interest earning assets increased to 5.82% for the 2006 period, compared with 5.22% for the 2005 period, due to higher rates earned on all categories of earning assets, but especially as related to loans. A significant portion of the Company's loans are variable rate instruments that are repriced in response to changes in the "prime rate." Also, for loans with original anticipated maturities of more than five years, the Company generally includes a provision that allows it to adjust the interest rate on each loan at least every five years.

         Largely in response to special promotional rates offered beginning in the second quarter of 2006, the average rate paid for interest-bearing liabilities increased to 3.63% for the 2006 six-month period, compared with 2.43%, for the same period of 2005. Accordingly, the average interest rate spread for the 2006 period was 60 basis points lower than for the 2005 period.

                                                                                  Average Balances, Yields and Rates
                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                 2006                              2005
                                                                                 ----                              ----
                                                                               Interest                          Interest
                                                                    Average     Income/    Yields/     Average    Income/    Yields/
                                                                    Balances    Expense   Rates(1)     Balances   Expense   Rates(1)
                                                                    --------    -------   --------     --------   -------   --------
                                                                                          (Dollars in thousands)

Assets
Interest-bearing balances due from banks .....................   $     132     $     4     6.11%     $      82    $     -      0.00%
Securities
     Taxable .................................................     100,649       1,888     3.78%       110,427      1,819      3.32%
     Tax exempt (2) ..........................................      14,274         278     3.93%         3,003         52      3.49%
                                                                 ---------     -------               ---------    -------
         Total investment securities .........................     114,923       2,166     3.80%       113,430      1,871      3.33%
Other investments ............................................         964          24     5.02%         1,044         20      3.86%
Federal funds sold ...........................................      36,162         823     4.59%        24,257        312      2.59%
Loans (2) (3) (4) ............................................     175,438       6,433     7.39%       160,931      5,555      6.96%
                                                                 ---------     -------               ---------    -------
         Total interest earning assets .......................     327,619       9,450     5.82%       299,744      7,758      5.22%
Cash and due from banks ......................................       6,715                               4,649
Allowance for loan losses ....................................      (2,265)                             (2,305)
Valuation allowance - Available-for-
     sale securities .........................................      (2,560)                             (1,324)
Premises and equipment .......................................       7,266                               4,418
Other assets .................................................       3,933                               3,171
                                                                 ---------                           ---------
         Total assets ........................................   $ 340,708                           $ 308,353
                                                                 =========                           =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ...................   $  40,185     $   497     2.49%     $  36,930    $   148      0.81%
     Savings .................................................      36,089         499     2.79%        34,299        217      1.28%
     Time deposits $100M and over ............................      74,767       1,465     3.95%        62,995        903      2.89%
     Other time deposits .....................................     113,612       2,295     4.07%       103,769      1,546      3.00%
                                                                 ---------     -------               ---------    -------
         Total interest bearing deposits .....................     264,653       4,756     3.62%       237,993      2,814      2.38%
Short-term borrowings ........................................          38           2    10.61%         2,506         17      1.37%
Long-term debt ...............................................       6,417         123     3.87%         6,439        140      4.38%
                                                                 ---------     -------               ---------    -------
         Total interest bearing liabilities ..................     271,108       4,881     3.63%       246,938      2,971      2.43%
Noninterest bearing demand deposits ..........................      37,562                              34,173
Other liabilities ............................................       2,525                               1,750
Shareholders' equity .........................................      29,513                              25,492
                                                                 ---------                           ---------
         Total liabilities and shareholders' equity ..........   $ 340,708                           $ 308,353
                                                                 =========                           =========
Interest rate spread .........................................                             2.19%                               2.79%
Net interest income and net yield
     on earning assets .......................................                 $ 4,569     2.81%                  $ 4,787      3.22%
Interest free funds supporting earning assets ................   $  56,511                           $  52,806

--------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $25,000 for the second quarter of 2006, compared with $75,000 for the comparable period of 2005. For the first half of 2006, the provision for loan losses was $50,000, a decrease of $165,000 from the $215,000 recorded for the first half of 2005. At June 30, 2006, the allowance for loan losses was 1.22% of loans, down slightly from 1.34% at December 31, 2005.

         For the first six months of 2006, net charge-offs totaled $47,000, compared with $118,000 in net charge offs during the same period of 2005. As of June 30, 2006, there were $497,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of June 30, 2005, there were $1,158,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                             Six Months          Year Ended             Six Months
                                                                               Ended             December 31,              Ended
                                                                            June 30, 2006           2005             June 30, 2005
                                                                            -------------           ----             -------------
                                                                                           (Dollars in thousands)
Allowance at beginning of period .................................           $   2,266             $   2,240             $   2,240
Provision for loan losses ........................................                  50                   250                   215
Net charge-offs ..................................................                 (47)                 (224)                 (118)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   2,269             $   2,266             $   2,337
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.22%                 1.34%                 1.41%
Loans at end of period ...........................................           $ 186,050             $ 169,318             $ 165,596
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans


                                                        90 Days or
                                                       More Past Due       Total             Percentage                   Percentage
                                        Nonaccrual       and Still      Nonperforming         of Total      Potential      of Total
                                            Loans        Accruing          Loans                Loans     Problem Loans     Loans
                                            -----        --------          -----                -----     -------------     -----
                                                                          (Dollars in thousands)
January 1, 2005 ..................        $ 1,465         $     9         $ 1,474              0.93%        $  1,403        0.89%
Net change .......................           (288)             (9)           (297)                             1,133
                                          -------         -------         -------                           --------
March 31, 2005 ...................          1,177               -           1,177              0.73%           2,536        1.58%
Net change .......................            (19)              -             (19)                               915
                                          -------         -------         -------                           --------
June 30, 2005 ....................          1,158               -           1,158              0.70%           3,451        2.08%
Net change .......................           (189)              -            (189)                              (578)
                                          -------         -------         -------                           --------
September 30, 2005 ...............            969               -             969              0.58%           2,873        1.71%
Net change .......................            (69)              5             (64)                              (725)
                                          -------         -------         -------                           --------
December 31, 2005 ................            900               5             905              0.53%           2,148        1.27%
Net change .......................           (321)             (5)           (326)                               615
                                          -------         -------         -------                           --------
March 31, 2006 ...................            579               -             579              0.34%           2,763        1.61%
Net change .......................            (82)              -             (82)                             1,047
                                          -------         -------         -------                           --------
June 30, 2006 ....................        $   497         $     -         $   497              0.27%        $  3,810        2.05%
                                          =======         =======         =======                           ========


         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. Since March 31, 2006, loans totaling $1,390,000 moved into potential problem loans, of which $1,328,000 are collateralized by real estate mortgages. Potential problem loans that totaled $454,000 as of March 31, 2006 were no longer included in potential problem loans as of June 30, 2006, including loans totaling $68,000 as of March 31, 2006 that were charged off during the second quarter of 2006. Other changes, including payments received and increases to, also occurred during the. Management believes that the increase in potential problem loans in the first half of 2006 reflects circumstances unique to each individual borrower.

Noninterest Income

         Noninterest income totaled $539,000 for the second quarter of 2006, compared with $551,000 for the 2005 quarter. Service charges on deposit accounts in the 2006 second quarter were $382,000 representing a decrease of $25,000 from the prior year quarter and fees from an overdraft privilege product were $18,000 more in the 2006 second quarter than in the 2005 quarter. Mortgage brokerage income in the second quarter of 2006 was approximately $14,000 less than in the 2005 quarter. There were no sales of any securities in either the 2006 or 2005 second quarter.

         For the six months  ended June 30,  2006,  noninterest  income  totaled
$1,078,000, compared with $1,038,000 for the same period of 2005. Service charges on deposit accounts in the 2006 six months period were $746,000 representing a decrease of $12,000 from the prior year period. Fees from an overdraft privilege product were $36,000 more in the 2006 six months period than in the 2005 period. Mortgage brokerage income in the 2006 six months period was approximately $14,000 less than in the 2005 period. There were no sales of any securities in either the 2006 or 2005 six months period. A gain of $31,000 from the sale of foreclosed assets was recognized in the 2006 period, but there was no comparable activity in the 2005 period.

Noninterest Expenses

         Noninterest expenses totaled $1,676,000 for the second quarter of 2006 compared with $1,352,000 for the same quarter of 2005, representing an increase of $324,000 or 24.0%. Salaries and employee benefits increased by $289,000, or 45.9%, to $919,000. This increase resulted primarily from normal salary increases, which are granted from time to time, increases in the number of employees associated with staffing for Company's new Seneca office and higher costs of providing health insurance benefits. Also, for the 2006 six months period, this category includes $40,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R). Partially offsetting these increases was an $85,000 decrease in estimated employee incentive bonuses in the 2006 six months period compared with the 2005 period.

         Occupancy and furniture and equipment expenses for the second quarter of 2006 increased by $29,000 compared with the same quarter of 2005 primarily due to the Company's occupancy of new corporate offices and the opening of a new full-service banking office as well as higher maintenance expenses associated with the Company's equipment. Directors' fees for the 2006 three month period include $38,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R). In addition, higher expenses were noted in the 2006 second quarter for stationery, supplies and promotional expenses resulting from the opening of the new corporate offices and an additional banking office. Some expense decreases were experienced in the 2006 three month period for expenses related to foreclosed assets.

         For the six months ended June 30, 2006, salaries and employee benefits increased by $307,000, or 22.9%, over the amount for the 2005 period. Salaries and employee benefits for the 2006 six months period includes share-based compensation expense of $60,000 resulting from the implementation of SFAS 123(R). Net occupancy and furniture and equipment expenses increased by an aggregate of $50,000, or 16.6%. During the first six months of 2006, the Company moved its corporate offices into a newly constructed office building in Seneca, SC that also houses a new full-service banking office. The increases in salaries and benefits and occupancy and furniture and fixtures expenses resulted primarily from those events. Directors' fees for the 2006 six-month period included $63,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R).

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

         As of June 30, 2006, the ratio of loans to total deposits was 61.9%, compared with 60.5% as of December 31, 2005. Deposits as of June 30, 2006 were $300,406,000, an increase of $20,413,000 or 7.3% over the amount as of December 31, 2005. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $1,298,000 since December 31, 2005 as the result of net income of $1,653,000 for the first six months of 2006, $100,000 added pursuant to share-based compensation expenses recognized during the period, net of income tax effects, less a $455,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects.

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

         The June 30, 2006 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                               Tier 1      Capital      Leverage
                                               ------      -------      --------
Community First Bancorporation .............    15.0%       16.0%         9.4%
Community First Bank .......................    14.4%       15.5%         9.1%
Minimum "well-capitalized" requirement .....     6.0%       10.0%         6.0%
Minimum requirement ........................     4.0%        8.0%         5.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                   June 30, 2006
                                                   -------------
                                                    (Dollars in
                                                     thousands)
Loan commitments ..............................       $ 28,828
Standby letters of credit .....................          1,384


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months or six months ended June 30, 2006.

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

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of June 30 2006, the model indicates that net interest income would increase $78,000 and net income would increase $50,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $195,000 and net income would decrease $125,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of June 30, 2006, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 25, 2006, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of three directors to hold office for three-year terms:

                                                       SHARES VOTED
                                                       ------------
                                                        AUTHORITY      BROKER
         DIRECTORS                           FOR         WITHHELD     NON-VOTES
                                             ---         --------     ---------

         Larry S. Bowman, MD             1,748,850              0       87,375
         William M. Brown                1,748,850              0       87,375
         John R. Hamrick                 1,748,850              0       87,375
         Frederick D Shepherd, Jr.       1,748,428            422       87,375


         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2006 annual meeting: Robert H Edwards - 2007, Blake L. Griffith
- 2007, Gary V. Thrift - 2007, James E. McCoy - 2008, James E. Turner - 2008 and Charles L. Winchester - 2008.


Item 6. - Exhibits

Exhibits               31.  Rule 13a-14(a)/15d-14(a) Certifications

                       32.  Certifications Pursuant to 18  U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           COMMUNITY FIRST BANCORPORATION

August 11, 2006                           /s/ Frederick D. Shepherd, Jr.
-----------------                         --------------------------------------
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