Form 10-Q
period 2006-09-30
COMMUNITY FIRST BANCORP
filed 2006-11-13
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006      Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 2,817,988 Shares Outstanding on November 1, 2006

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets ....................................   3
            Consolidated Statements of Income ..............................   4
            Consolidated Statements of Changes in Shareholders' Equity .....   5
            Consolidated Statements of Cash Flows ..........................   6
            Notes to Unaudited Consolidated Financial Statements ...........   7

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................   8
Item 3.     Quantitative and Qualitative Disclosures About Market Risk .....  17
Item 4.     Controls and Procedures ........................................  18

PART II -   OTHER INFORMATION

Item 6.     Exhibits .......................................................  18

SIGNATURE ..................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                           2006             2005
                                                                                                           ----             ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   7,928         $  10,063
     Interest bearing balances due from banks ..................................................                8               182
     Federal funds sold ........................................................................            5,891            22,205
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           13,827            32,450
     Securities available-for-sale .............................................................          110,691           102,070
     Securities held-to-maturity (fair value $6,730 for 2006 and $7,671 for 2005) ..............            6,863             7,751
     Other investments .........................................................................              980               948
     Loans .....................................................................................          193,935           169,318
         Allowance for loan losses .............................................................           (2,259)           (2,266)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          191,676           167,052
     Premises and equipment - net ..............................................................            7,997             6,805
     Accrued interest receivable ...............................................................            2,060             1,629
     Other assets ..............................................................................            1,804             2,007
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 335,898         $ 320,712
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  37,919         $  38,061
         Interest bearing ......................................................................          258,350           241,932
                                                                                                        ---------         ---------
            Total deposits .....................................................................          296,269           279,993
     Accrued interest payable ..................................................................            2,147             1,817
     Short-term borrowings .....................................................................                -             3,500
     Long-term debt ............................................................................            5,500             6,500
     Other liabilities .........................................................................               26                47
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          303,942           291,857
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares authorized; issued and outstanding - 2,817,988 for 2006 and
         2,798,409 for 2005 ....................................................................           27,039            26,956
     Additional paid-in capital ................................................................              178                 -
     Retained earnings .........................................................................            5,853             3,296
     Accumulated other comprehensive income (loss) .............................................           (1,114)           (1,397)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           31,956            28,855
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 335,898         $ 320,712
                                                                                                        =========         =========



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                                 Three Months                    Nine Months
                                                                                 ------------                    -----------
                                                                           2006             2005            2006              2005
                                                                           ----             ----            ----              ----
                                                                                     (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................          $ 3,567          $ 2,930          $10,000          $ 8,485
     Interest bearing balances due from banks ..................                -                2                4                2
     Securities
       Taxable .................................................              995              843            2,883            2,662
       Tax-exempt ..............................................              178               40              456               92
     Other investments .........................................               14               11               38               31
     Federal funds sold ........................................              188              185            1,011              497
                                                                          -------          -------          -------          -------
         Total interest income .................................            4,942            4,011           14,392           11,769
                                                                          -------          -------          -------          -------

Interest expense
     Time deposits $100M and over ..............................              808              589            2,273            1,492
     Other deposits ............................................            1,809            1,091            5,100            3,002
     Short-term borrowings .....................................                -                -                2               18
     Long-term debt ............................................               55               72              178              211
                                                                          -------          -------          -------          -------
         Total interest expense ................................            2,672            1,752            7,553            4,723
                                                                          -------          -------          -------          -------

Net interest income ............................................            2,270            2,259            6,839            7,046
Provision for loan losses ......................................               15                -               65              215
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            2,255            2,259            6,774            6,831
                                                                          -------          -------          -------          -------

Other income
     Service charges on deposit accounts .......................              404              402            1,150            1,160
     ATM interchange and other fees ............................               96               75              279              215
     Credit life insurance commissions .........................               15                9               37               27
     Other income ..............................................               44               57              171              179
                                                                          -------          -------          -------          -------
         Total other income ....................................              559              543            1,637            1,581
                                                                          -------          -------          -------          -------

Other expenses
     Salaries and employee benefits ............................              804              791            2,452            2,132
     Net occupancy expense .....................................               89               65              237              190
     Furniture and equipment expense ...........................              113               89              317              266
     Amortization of computer software .........................               69               60              202              170
     ATM interchange and related expenses ......................               66               56              208              155
     Directors' fees ...........................................               38               20              162               74
     Other expense .............................................              290              302            1,003            1,071
                                                                          -------          -------          -------          -------
         Total other expenses ..................................            1,469            1,383            4,581            4,058
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            1,345            1,419            3,830            4,354
Income tax expense .............................................              441              489            1,273            1,538
                                                                          -------          -------          -------          -------
Net income .....................................................          $   904          $   930          $ 2,557          $ 2,816
                                                                          =======          =======          =======          =======

Per share*
     Net income ................................................          $  0.32          $  0.33          $  0.91          $  1.01
     Net income, assuming dilution .............................             0.30             0.31             0.86             0.95

* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective November 30, 2005.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                             Common Stock
                                                             ------------          Additional                 Accumulated
                                                       Number of                     Paid-in    Retained  Other Comprehensive
                                                         Shares        Amount        Capital    Earnings   Income (Loss)     Total
                                                         ------        ------        -------    --------   -------------     -----
                                                                                    (Dollars in thousands)

Balance, January 1, 2005 ...........................    2,648,230    $  24,216    $       -    $   2,220    $    (499)    $  25,937
                                                                                                                          ---------
Comprehensive income:
    Net income .....................................            -            -            -        2,816            -         2,816
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of
      income taxes of $249 .........................            -            -            -            -         (446)         (446)
                                                                                                                          ---------
        Total other comprehensive income (loss) ....            -            -            -            -            -          (446)
                                                                                                                          ---------
          Total comprehensive income ...............            -            -            -            -            -         2,370
                                                                                                                          ---------
Exercise of employee stock options .................        4,875           30            -            -            -            30
                                                        ---------    ---------    ---------    ---------    ---------     ---------
Balance, September 30, 2005 ........................    2,653,105    $  24,246    $       -    $   5,036    $    (945)    $  28,337
                                                        =========    =========    =========    =========    =========     =========



Balance, January 1, 2006 ...........................    2,798,409    $  26,956    $       -    $   3,296    $  (1,397)    $  28,855
                                                                                                                          ---------

Comprehensive income:
    Net income .....................................            -            -            -        2,557            -         2,557
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of
      income taxes of $159 .........................            -            -            -            -          283           283
                                                                                                                          ---------
        Total other comprehensive income ...........            -            -            -            -            -           283
                                                                                                                          ---------
          Total comprehensive income ...............            -            -            -            -            -         2,840
                                                                                                                          ---------
Share-based compensation ...........................            -            -          178            -            -           178
Exercise of employee stock options .................       19,579           83            -            -            -            83
                                                        ---------    ---------    ---------    ---------    ---------     ---------
Balance, September 30, 2006 ........................    2,817,988    $  27,039    $     178    $   5,853    $  (1,114)    $  31,956
                                                        =========    =========    =========    =========    =========     =========
















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                            2006              2005
                                                                                                            ----              ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,557          $  2,816
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................               65               215
            Writedowns of foreclosed assets ....................................................                -                25
            Depreciation .......................................................................              273               225
            Amortization of net loan (fees) and costs ..........................................             (143)              (70)
            Securities accretion and premium amortization ......................................              116               202
            Net (gain) or loss on sale of other real estate ....................................              (31)                9
            Increase in interest receivable ....................................................             (431)             (111)
            Increase in interest payable .......................................................              330               413
            (Increase) decrease in prepaid expenses and other assets ...........................              (52)               36
            (Decrease) increase in other accrued expenses ......................................              (21)              118
            Share-based compensation ...........................................................              178                 -
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            2,841             3,878
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (24,763)          (46,988)
     Maturities, calls and paydowns of securities available-for-sale ...........................           16,463            43,134
     Maturities, calls and paydowns of securities held-to-maturity .............................              893             1,232
     Purchases of other investments ............................................................              (32)             (162)
     Proceeds of sales of other investments ....................................................                -               225
     Net increase in loans made to customers ...................................................          (24,587)          (10,245)
     Purchases of premises and equipment .......................................................           (1,465)           (2,084)
     Proceeds of sale of other real estate .....................................................              168                58
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (33,323)          (14,830)
                                                                                                         --------          --------

Financing activities
     Net increase (decrease) in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           10,323           (10,095)
     Net increase in certificates of deposit and other
         time deposits .........................................................................            5,953             6,729
     Net (decrease) in short-term borrowings ...................................................           (3,500)           (2,500)
     Repayment of long-term debt ...............................................................           (1,000)                -
     Exercise of employee stock options ........................................................               83                30
                                                                                                         --------          --------
                Net cash provided (used) by financing activities ...............................           11,859            (5,836)
                                                                                                         --------          --------
Decrease in cash and cash equivalents ..........................................................          (18,623)          (16,788)
Cash and cash equivalents, beginning ...........................................................           32,450            39,902
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 13,827          $ 23,114
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
         Interest, net of $18 capitalized during construction in 2006 ..........................         $  7,223          $  4,310
         Income taxes ..........................................................................            1,347             1,431
     Noncash investing and financing activities:
         Transfer of loans to other real estate ................................................               41                 -
         Other comprehensive income (loss) .....................................................              283              (446)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain amounts in the 2005 financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or retained earnings for any period.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of September 30, 2006, there were $481,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

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

                                                                                                (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                               Three Months                      Nine Months
                                                                               ------------                      -----------
                                                                          2006             2005             2006              2005
                                                                          ----             ----             ----              ----
                                                                              (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income .......................................       $      904       $      930       $    2,557       $    2,816
                                                                       ==========       ==========       ==========       ==========
  Denominator
    Weighted average common shares issued and outstanding ......        2,811,893        2,784,368        2,802,953        2,781,978
                                                                       ==========       ==========       ==========       ==========

        Net income per share, basic ............................       $      .32       $      .33       $      .91       $     1.01
                                                                       ==========       ==========       ==========       ==========

Net income per share, assuming dilution
  Numerator - net income .......................................       $      904       $      930       $    2,557       $    2,816
                                                                       ==========       ==========       ==========       ==========
  Denominator
    Weighted average common shares issued and outstanding ......        2,811,893        2,784,368        2,802,953        2,781,978
    Effect of dilutive stock options ...........................          189,896          202,319          186,040          196,882
                                                                       ----------       ----------       ----------       ----------
               Total shares ....................................        3,001,789        2,986,687        2,988,993        2,978,860
                                                                       ==========       ==========       ==========       ==========

        Net income per share, assuming dilution ................       $      .30       $      .31       $      .86       $      .95
                                                                       ==========       ==========       ==========       ==========



Share-Based Compensation - As of September 30, 2006, the Company has two share-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-officer directors under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment"("SFAS 123(R)) using the modified prospective application method. Total share-based compensation expenses included in salaries and employee benefits and directors fees were $38,000 and $17,000, respectively, for the three month period, and $98,000 and $80,000, respectively, for the nine month period ended September 30, 2006.

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

Changes in Financial Condition

         During the three months ended September 30, 2006, loans grew by $7,885,000, or 4.2%, and securities available-for-sale increased by $4,373,000, or 4.1%. Total deposits decreased by $4,137,000, or 1.4%, during the third quarter, primarily as a result of normal seasonal withdrawals of public deposits. These uses of cash were funded primarily by reducing the amount of federal funds sold by $14,904,000 during the quarter. During the 2006 third quarter, the Company discontinued paying special promotional rates on interest bearing transaction accounts which were offered earlier in the year in conjunction with the opening of a new office in Seneca, SC.

         During the first nine months of 2006, interest bearing deposits increased by $16,418,000, or 6.8%, due in part to the promotional rates mentioned above. These funds were used to repay short-term borrowings of $3,500,000 and long-term debt of $1,000,000, to fund growth in loans, and to purchase securities. Loans increased by $24,617,000 or 14.5% and securities available-for-sale increased by $8,621,000 or 8.4%.

         The Company believes that it continues to have sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers, while maintaining its exposure to any further increases in interest rates at an acceptable level.

Results of Operations

Three Months Ended September 30, 2006 and 2005

         The Company recorded consolidated net income of $904,000 or $.32 per share for the third quarter of 2006. These results are slightly less than net income of $930,000 and earnings per share of $.33 for the third quarter of 2005. Net income per share, assuming dilution was $.30 for the 2006 quarter and $.31 for the 2005 period. Net income per share amounts for 2005 have been retroactively adjusted to reflect a five percent stock dividend effective November 30, 2005.

         In the 2006 third quarter, the Company continued to incur higher expenses associated with moving its corporate offices into, and opening a new retail banking office in, a newly constructed building in Seneca, SC during the 2006 second quarter. In conjunction with the opening of this new office, the Company offered promotional interest rates on certain deposit accounts, and incurred other promotional expenses during the 2006 second and third quarters. Loans outstanding increased significantly during the 2006 second and third quarters, largely as a result of the opening of the new banking office. Additional personnel were hired to staff the new retail office and occupancy and other fixed assets expenses have also increased. Salaries and employee benefits and directors' fees for the 2006 three month period also include approximately $55,000 which represents the effect of adoption of SFAS 123(R) using the modified prospective method.

                                                                                     Summary Income Statement
                                                                                     ------------------------
                                                                                       (Dollars in thousands)

                                                                                                          Dollar        Percentage
For the Three Months Ended September 30,                           2006                2005               Change          Change
                                                                   ----                ----               ------          ------
Interest income ....................................              $4,942              $4,011              $  931           23.2%
Interest expense ...................................               2,672               1,752                 920           52.5%
                                                                  ------              ------              ------
Net interest income ................................               2,270               2,259                  11            0.5%
Provision for loan losses ..........................                  15                   -                  15             NA
Noninterest income .................................                 559                 543                  16            2.9%
Noninterest expenses ...............................               1,469               1,383                  86            6.2%
Income tax expense .................................                 441                 489                 (48)          -9.8%
                                                                  ------              ------              ------
Net income .........................................              $  904              $  930              $  (26)          -2.8%
                                                                  ======              ======              ======


Nine Months Ended September 30, 2006 and 2005

         The Company recorded consolidated net income of $2,557,000 or $.91 per share for the first nine months of 2006. These results are less than net income of $2,816,000 and earnings per share of $1.01 for the same period of 2005. Net income per share, assuming dilution was $.86 for the 2006 nine months and $.95 for the same period of 2005. Net income per share amounts for 2005 have been retroactively adjusted to reflect a five percent stock dividend effective November 30, 2005.

         The results for the 2006 nine-month period reflect the promotional and other expenses of the new Seneca office building referred to above and the effects of adopting SFAS 123(R). Salaries and employee benefits and directors' fees for the 2006 nine month period include approximately $178,000 representing the effect of the adoption of SFAS 123(R) using the modified prospective method.


                                                                                     Summary Income Statement
                                                                                     ------------------------
                                                                                       (Dollars in thousands)

                                                                                                          Dollar        Percentage
For the Nine Months Ended September 30,                            2006                2005               Change          Change
                                                                   ----                ----               ------          ------
Interest income .....................................             $14,392             $11,769             $ 2,623           22.3%
Interest expense ....................................               7,553               4,723               2,830           59.9%
                                                                  -------             -------             -------
Net interest income .................................               6,839               7,046                (207)          -2.9%
Provision for loan losses ...........................                  65                 215                (150)         -69.8%
Noninterest income ..................................               1,637               1,581                  56            3.5%
Noninterest expenses ................................               4,581               4,058                 523           12.9%
Income tax expense ..................................               1,273               1,538                (265)         -17.2%
                                                                  -------             -------             -------
Net income ..........................................             $ 2,557             $ 2,816             $  (259)          -9.2%
                                                                  =======             =======             =======

Net Interest Income

         Net interest income is the principal source of the Company's earnings. During the second and third quarters of 2006, the Company offered above-market promotional interest rates on certain deposit products in conjunction with the opening of a new retail banking office in Seneca, SC. These promotional rates significantly increased the Company's interest expense. The Company discontinued paying the promotional rates approximately mid-way through the third quarter of 2006. Management expects that the Company's net interest income and the related metrics will return to more normal levels throughout the remainder of 2006.

Three Months Ended September 30, 2006 and 2005

         For the third quarter of 2006, net interest income totaled $2,270,000, an increase of $11,000 over the amount for the same period of 2005. The average yield on interest earning assets increased to 6.08% for the 2006 period, compared with 5.41% for the 2005 period, due to higher rates earned on all significant categories of earning assets. However, largely as a result of special promotional rates, the average rate paid for interest-bearing liabilities increased to 4.01% for the 2006 quarter, compared with 2.90%, for the 2005 quarter. Accordingly, the average interest rate spread for the 2006 period was 45 basis points lower than for the 2005 period.


                                                                                 Average Balances, Yields and Rates
                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                             2006                               2005
                                                                             ----                               ----
                                                                           Interest                            Interest
                                                             Average       Income/    Yields/     Average      Income/      Yields/
                                                            Balances       Expense   Rates (1)   Balances      Expense     Rates (1)
                                                            --------       -------   ---------   -------      -------     ---------
                                                                                     (Dollars in thousands)
Assets
Interest-bearing balances due from banks ................ $      46     $       -     0.00%       $     275    $       2    2.89%
Securities
      Taxable ...........................................   101,222           995     3.90%         100,780          843    3.32%
      Tax exempt (2) ....................................    18,346           178     3.85%           4,967           40    3.20%
                                                          ---------      --------                 ---------    ---------
           Total investment securities ..................   119,568         1,173     3.89%         105,747          883    3.31%
Other investments .......................................       980            14     5.67%             963           11    4.53%
Federal funds sold ......................................    14,246           188     5.24%          21,570          185    3.40%
Loans (2) (3) (4) .......................................   187,669         3,567     7.54%         165,751        2,930    7.01%
                                                          ---------      --------                 ---------    ---------
           Total interest earning assets ................   322,509         4,942     6.08%         294,306        4,011    5.41%
Cash and due from banks .................................     6,331                                   4,710
Allowance for loan losses ...............................    (2,268)                                 (2,317)
Valuation allowance - Available-for-sale securities .....    (2,701)                                 (1,623)
Premises and equipment ..................................     7,815                                   5,682
Other assets ............................................     4,051                                   3,343
                                                          ---------                               ---------
           Total assets ................................. $ 335,737                               $ 304,101
                                                          =========                               =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ............. $  51,698     $     406     3.12%       $  36,695    $     112    1.21%
      Savings ...........................................    20,826           118     2.25%          23,993           82    1.36%
      Time deposits $100M and over ......................    72,426           808     4.43%          65,545          589    3.57%
      Other time deposits ...............................   114,100         1,285     4.47%         106,199          897    3.35%
                                                          ---------      --------                 ---------    ---------
           Total interest bearing
             deposits ...................................   259,050         2,617     4.01%         232,432        1,680    2.87%
Long-term debt ..........................................     5,500            55     3.97%           7,500           72    3.81%
                                                          ---------      --------                 ---------    ---------
           Total interest bearing
             liabilities ................................   264,550         2,672     4.01%         239,932        1,752    2.90%
Noninterest bearing demand deposits .....................    38,053                                  34,449
Other liabilities .......................................     2,398                                   1,979
Shareholders' equity ....................................    30,736                                  27,741
                                                          ---------                               ---------
           Total liabilities and shareholders' equity ... $ 335,737                               $ 304,101
                                                          =========                               =========
Interest rate spread ....................................                              2.07%                                2.51%
Net interest income and net yield on earning assets .....               $   2,270      2.79%                   $   2,259    3.05%
Interest free funds supporting earning assets ........... $  57,959                               $  54,374

(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices which are located in Seneca, Walhalla and Westminster. The Company currently is using its temporary facility at the Westminster location and there presently are no firm plans, timetables or budgets for constructing a permanent facility for this office. The Anderson County market is served from offices in Anderson and Williamston. The Company is planning to open an additional office on Highway 81 in Anderson County. Construction on this office, which is estimated to cost approximately $900,000, is expected to begin during the fourth quarter of 2006.

Nine Months Ended June 30, 2006 and 2005

         For the first nine months of 2006, net interest income totaled $6,839,000, a decrease of $207,000 or 2.9% from the amount for the same period of 2005. The yield on interest earning assets increased to 5.90% for the 2006 period, compared with 5.28% for the 2005 period, due to higher rates earned on all categories of earning assets, but especially as related to loans. A significant portion of the Company's loans are variable rate instruments that are repriced in response to changes in the "prime rate." Also, for all loans with original anticipated maturities of more than five years, the Company generally includes a provision that allows it to adjust the interest rate on each loan at least every five years.

         Largely as a result of special promotional rates offered beginning in the second quarter and continuing until approximately mid-way though the third quarter of 2006, the average rate paid for interest-bearing liabilities increased to 3.76% for the 2006 nine-month period, compared with 2.59%, for the same period of 2005. Accordingly, the average interest rate spread for the 2006 period was 55 basis points lower than for the 2005 period.


                                                                                Average Balances, Yields and Rates
                                                                                 Nine Months Ended September 30,
                                                                                 --------------------------------
                                                                             2006                               2005
                                                                             ----                               ----
                                                                           Interest                            Interest
                                                             Average       Income/    Yields/     Average      Income/      Yields/
                                                            Balances       Expense   Rates (1)   Balances      Expense     Rates (1)
                                                            --------       -------   ---------   -------      -------     ---------
                                                                                     (Dollars in thousands)
Assets
Interest-bearing balances due from banks ...............   $     103     $       4    5.19%     $     147    $       2      1.82%
Securities
     Taxable ...........................................     100,842         2,883    3.82%       107,176        2,662      3.32%
     Tax exempt (2) ....................................      15,646           456    3.90%         3,665           92      3.36%
                                                            --------     ---------              ---------    ---------
         Total investment securities ...................     116,488         3,339    3.83%       110,841        2,754      3.32%
Other investments ......................................         969            38    5.24%         1,016           31      4.08%
Federal funds sold .....................................      28,776         1,011    4.70%        23,352          497      2.85%
Loans (2) (3) (4) ......................................     179,560        10,000    7.45%       162,555        8,485      6.98%
                                                            --------     ---------              ---------    ---------
         Total interest earning assets .................     325,896        14,392    5.90%       297,911       11,769      5.28%
Cash and due from banks ................................       6,586                                4,670
Allowance for loan losses ..............................      (2,266)                              (2,309)
Valuation allowance - Available-for-sale securities ....      (2,607)                              (1,425)
Premises and equipment .................................       7,451                                4,844
Other assets ...........................................       3,973                                3,229
                                                           ---------                            ---------
         Total assets ..................................   $ 339,033                            $ 306,920
                                                           =========                            =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts .............   $  44,065     $     903    2.74%     $  36,328    $     260      0.96%
     Savings ...........................................      30,946           617    2.67%        30,826          299      1.30%
     Time deposits $100M and over ......................      73,978         2,273    4.11%        63,854        1,492      3.12%
     Other time deposits ...............................     113,776         3,580    4.21%       104,588        2,443      3.12%
                                                           ---------     ---------              ---------    ---------
         Total interest bearing deposits ...............     262,765         7,373    3.75%       235,596        4,494      2.55%
Short-term borrowings ..................................          26             2   10.28%           958           18      2.51%
Long-term debt .........................................       6,108           178    3.90%         7,500          211      3.76%
                                                           ---------     ---------              ---------    ---------
         Total interest bearing liabilities ............     268,899         7,553    3.76%       244,054        4,723      2.59%
Noninterest bearing demand deposits ....................      37,727                               34,091
Other liabilities ......................................       2,482                                1,823
Shareholders' equity ...................................      29,925                               26,952
                                                           ---------                            ---------
         Total liabilities and shareholders' equity ....   $ 339,033                            $ 306,920
                                                           =========                            =========
Interest rate spread ...................................                              2.14%                                 2.69%
Net interest income and net yield on earning assets ....                 $   6,839    2.81%                  $   7,046      3.16%
Interest free funds supporting earning assets ..........   $  56,997                            $  53,857

------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $15,000 for the third quarter of 2006. No provision for loan losses was recognized for the 2005 third quarter. For the first nine months of 2006, the provision for loan losses was $65,000, a decrease of $150,000 from the $215,000 recorded for the first nine months of 2005. At September 30, 2006, the allowance for loan losses was 1.16% of loans, compared with 1.34% at December 31, 2005. The decreases in the provision and allowance were made as a result of significant decreases in net-charge-offs and lower levels of nonaccrual loans.

         For the first nine months of 2006, net charge-offs totaled $72,000, compared with $156,000 in net charge offs during the same period of 2005. As of September 30, 2006, there were $481,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of September 30, 2005, there were $969,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                                 Nine Months                           Nine Months
                                                                                    Ended                                 Ended
                                                                                 September 30,        December 31,     September 30,
                                                                                     2006                2005              2005
                                                                                     ----                ----              ----
                                                                                                (Dollars in thousands)
Allowance at beginning of period ..........................................        $   2,266          $   2,240          $   2,240
Provision for loan losses .................................................               65                250                215
Net charge-offs ...........................................................              (72)              (224)              (156)
                                                                                   ---------          ---------          ---------
Allowance at end of period ................................................        $   2,259          $   2,266          $   2,299
                                                                                   =========          =========          =========
Allowance as a percentage of loans outstanding at period end ..............             1.16%              1.34%              1.37%
Loans at end of period ....................................................        $ 193,935          $ 169,318          $ 167,934
                                                                                   =========          =========          =========

Non-Performing and Potential Problem Loans

                                                        90 Days or
                                                       More Past Due     Total       Percentage                           Percentage
                                        Nonaccrual        and Still   Nonperforming    of Total          Potential         of Total
                                          Loans           Accruing        Loans         Loans          Problem Loans         Loans
                                          -----           --------        -----         -----          -------------         -----
                                                                      (Dollars in thousands)
January 1, 2005                           $ 1,465        $      9         $ 1,474         0.93%           $ 1,403            0.89%
Net change .......................           (288)             (9)           (297)                          1,133
                                          -------        --------         -------                         -------
March 31, 2005 ...................          1,177               -           1,177         0.73%             2,536            1.58%
Net change .......................            (19)              -             (19)                            915
                                          -------        --------         -------                         -------
June 30, 2005 ....................          1,158               -           1,158         0.70%             3,451            2.08%
Net change .......................           (189)              -            (189)                           (578)
                                          -------        --------         -------                         -------
September 30, 2005 ...............            969               -             969         0.58%             2,873            1.71%
Net change .......................            (69)              5             (64)                           (725)
                                          -------        --------         -------                         -------
December 31, 2005 ................            900               5             905         0.53%             2,148            1.27%
Net change .......................           (321)             (5)           (326)                            615
                                          -------        --------         -------                         -------
March 31, 2006 ...................            579               -             579         0.34%             2,763            1.61%
Net change .......................            (82)              -             (82)                          1,047
                                          -------        --------         -------                         -------
June 30, 2006 ....................            497               -             497         0.27%             3,810            2.05%
Net change .......................            (16)              -             (16)                           (151)
                                          -------        --------         -------                         -------
September 30, 2006 ...............        $   481        $      -         $   481         0.25%           $ 3,659            1.89%
                                          =======        ========         =======                         =======


         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. Since June 30, 2006, loans totaling $282,000 moved into potential problem loans, of which $135,000 are collateralized by real estate mortgages. Potential problem loans that totaled $426,000 as of June 30, 2006 were no longer included in potential problem loans as of September 30, 2006, including loans totaling $14,000 as of June 30, 2006 that were charged off during the third quarter of 2006. Management believes that the increase in potential problem loans in the first nine months of 2006 reflects circumstances unique to each individual borrower.

Noninterest Income

         Noninterest income totaled $559,000 for the third quarter of 2006, compared with $543,000 for the 2005 quarter. Service charges on deposit accounts in the 2006 quarter were $404,000 representing an increase of $2,000 from the prior year period and fees from an overdraft privilege product were $16,000 more in the 2006 period than in the 2005 period. Mortgage brokerage income in 2006 was approximately $13,000 less than in the 2005 period. There were no sales of any securities in either the 2006 or 2005 period.

         For the nine months ended September 30, 2006, noninterest income totaled $1,637,000, compared with $1,581,000 for the same period of 2005.
Service charges on deposit accounts in the 2006 period were $1,150,000 representing a decrease of $10,000 from the prior year period. Fees from an overdraft privilege product were $52,000 more in the 2006 period than in the 2005 period. Mortgage brokerage income in 2006 was approximately $32,000 less than in the 2005 period. There were no sales of any securities in either the 2006 or 2005 period. A gain of $31,000 from the sale of foreclosed assets was recognized in the 2006 period compared with a loss of $9,000 on such sales in the 2005 period.

Noninterest Expenses

         Noninterest expenses totaled $1,469,000 for the third quarter of 2006 compared with $1,383,000 for the same period of 2005, representing an increase of $86,000 or 6.2%. Salaries and employee benefits increased by $13,000, or 1.6%, to $804,000. This increase resulted primarily from the recognition of share-based compensation of $38,000 in the 2006 period due to the adoption of SFAS 123(R). During the 2006 three-month period, employee bonuses were $13,000 less than in the same period of 2005.

         Occupancy and furniture and equipment expenses for the third quarter of 2006 increased by $48,000 compared with 2005 primarily due to the Company's occupancy of new corporate offices and the opening of a new full-service banking office as well as higher maintenance expenses associated with the Company's equipment. Directors' fees for the 2006 three month period include $17,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R). In addition, higher expenses were noted in 2006 for stationery, supplies and promotional expenses resulting from the opening of the new corporate offices and an additional banking office. Some expense decreases were experienced in the 2006 three month period for expenses related to foreclosed assets.

         For the nine months ended September 30, 2006, salaries and employee benefits increased by $320,000, or 15.0%, over the amount for 2005. Salaries and employee benefits for 2006 include share-based compensation expense of $98,000 resulting from the implementation of SFAS 123(R). The remainder of the increase in salaries and benefits is attributable primarily to an increase in the number of employees for the new Seneca office, higher costs of providing health insurance benefits, and normal salary increases. Net occupancy and furniture and equipment expenses increased by an aggregate of $98,000, or 21.5%. Early in the second quarter of 2006, the Company moved its corporate offices into a newly constructed office building in Seneca, SC that also houses a new full-service banking office. The increases in salaries and benefits and occupancy and furniture and fixtures expenses resulted primarily from those events. Directors' fees for the 2006 nine-month period included $80,000 of share-based expenses resulting from adoption of SFAS 123(R).

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

         As of September 30, 2006, the ratio of loans to total deposits was 65.5%, compared with 60.5% as of December 31, 2005. Deposits as of September 30, 2006 were $296,269,000, an increase of $16,276,000 or 5.8% over the amount as of December 31, 2005. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $3,101,000 since December 31, 2005 as the result of net income of $2,557,000 for the first nine months of 2006, $178,000 of additional paid-in capital offsetting the charge made to earnings as a result of share-based compensation expenses recognized during the period pursuant to SFAS 123(R), $83,000 added from the exercise of employee stock options, plus a $283,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects.

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

         The September 30, 2006 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                           Tier 1          Capital     Leverage
                                           ------          -------     --------
Community First Bancorporation ..........   15.3%           16.3%         9.8%
Community First Bank ....................   14.7%           15.8%         9.4%
Minimum "well-capitalized" requirement ..    6.0%           10.0%         6.0%
Minimum requirement .....................    4.0%            8.0%         5.0%

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

         Following  are  the   off-balance-sheet   financial  instruments  whose
contract amounts represent credit risk:

                                            September 30, 2006
                                            ------------------
                                          (Dollars in thousands)
Loan commitments .........................     $32,054
Standby letters of credit ................       1,384


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

         Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for either the nine months or three months ended September 30, 2006.

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

         The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of September 30 2006, the model indicates that net interest income would increase $101,000 and net income would increase $68,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $82,000 and net income would decrease $55,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

         As of September 30, 2006, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

November 9, 2006                     /s/ Frederick D. Shepherd, Jr.
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