Form 10-K
period 2006-12-31
COMMUNITY FIRST BANCORP
filed 2007-04-02
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006        Commission File No. 000-29640

                         COMMUNITY FIRST BANCORPORATION
              (Exact name of registrant as specified in its charter)

         South Carolina                                   58-2322486
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

              449 Highway 123 Bypass, Seneca, South Carolina 29678
               (Address of Principal Executive Offices, Zip Code)

       Registrant's Telephone Number, Including Area Code: (864) 886-0206

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 30, 2006, which was the last day of the Registrant's most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $38,461,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 1, 2007, there were 2,912,418 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006 - Parts I and II
(2) Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................     9
Item 1B  Unresolved Staff Comments ......................................    13
Item 2   Properties .....................................................    13
Item 3   Legal Proceedings ..............................................    13
Item 4   Submission of Matters to a Vote of Security Holders ............    13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    14
Item 6   Selected Financial Data ........................................    14
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    14
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    14
Item 8   Financial Statements and Supplementary Data ....................    14
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    14
Item 9A  Controls and Procedures ........................................    14
Item 9A(T) Controls and Procedures ......................................    14
Item 9B  Other Information ..............................................    15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    15
Item 11  Executive Compensation .........................................    15
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    15
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    16
Item 14  Principal Accountant Fees and Services .........................    16
Item 15  Exhibits, Financial Statement Schedules ........................    17

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990. The Bank operates from its offices in Walhalla, Seneca, Anderson, Westminster and Williamston, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca offices are located at 449 Highway 123 Bypass, and 1600 Sandifer Boulevard in Seneca, South Carolina; the Anderson office is located at 4002 Clemson Boulevard in Anderson, South Carolina; the Williamston office is located at 208 East Main Street in Williamston, South Carolina; and the Westminster office is located at 1101 East Main Street, Westminster, South Carolina 29693.

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

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA and MasterCard credit cards, tax deposits, sale of U.S. Treasury bonds, notes and bills and other U.S. government securities (through a correspondent), travelers checks, and twenty-four hour automated teller service. The ATM is part of the Cirrus network.

         As of December 31, 2006, local governmental deposits comprised approximately 13% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2006, the Company employed 73 people.

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

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. As of June 30, 2006, the most recent date for which information is available, the Bank's primary competitors in its Oconee County market area were 11 other banks and savings and loan associations with 19 branch locations. Total deposits in the county were $978 million, of which the Bank had a 21.75% market share. The Bank's primary competitors in its Anderson County market area as of June 30, 2006 were 16 other banks and savings and loan associations with 60 branch locations. Total deposits in Anderson County were $2.2 billion, of which the Bank had a 4.08% market share. Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

         Many of the Bank's competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide. The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors. The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Company's and the Bank's December 31, 2006 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2006 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve has raised rates 17 times for a total increase of 4.25%. Although rates have not been increased since June 2006, the Federal Reserve may increase them in the future. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none may develop in the foreseeable future. Our common stock is not traded on any exchange. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

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

Item 1B. Unresolved Staff Comments.

        Not Applicable.

Item 2.  Properties

         The Bank owns in fee simple with no major encumbrances, the real property where its corporate offices and banking offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; 1101 East Main Street in Westminster, South Carolina; and 449 Highway 123 Bypass in Seneca, South Carolina. The Westminster branch is currently operating in a modular facility. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2006 (the "2006 Annual Report") is incorporated herein by reference; provided, however, the information set forth under the caption "Shareholder Return Performance Graph" shall not be deemed to be incorporated by reference herein or in any other filing under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless specifically incorporated by reference therein. The information set forth in Part I, Item 1 of this Form 10-K under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 11 of this Form 10-K.

         The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2006. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Summary" in the 2006 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operatons" in the 2006 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         The  information  set  forth  under  the  caption   "Quantitative   and
Qualitative Disclosures about Market Risk" in the 2006 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2006 Annual Report are incorporated herein by reference.

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

Item 9A(T).  Controls and Procedures.

        Not yet applicable.

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2006 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2007 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Benjamin L. Hiott, Senior Vice President, Community First Bancorporation, 449 Highway 123 Bypass, Seneca, South Carolina 29678.

Item 11.  Executive Compensation

         The information set forth under the captions "Management Compensation" and "Compensation of Directors" in the Proxy Statement is incorporated herein by reference; provided, however, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K, the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2006 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                     472,920                       $12.05                      159,831

Equity compensation
plans not approved
by security holders                        -                            -                            -

                                     -------                                                   -------
Total                                472,920                       $12.05                      159,831

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence

         The information set forth under the captions "Certain Relationships and Related Transactions" and "Governance Matters -- Director Independence" in the Proxy Statement is incorporated herein by reference. The members of our Audit and Compensation Committees are all independent as defined in the Nasdaq Stock Market, Inc. Marketplace Rules. Our entire Board of Directors serves as our Nominating Committee. Frederick D. Shepherd, Jr., our President and Chief Executive Officer, is the only member of our Board of Directors who is not independent as defined by such rules.

                                    PART IV

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "-- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of
Independent   Auditors"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community First Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2006

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

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 30, 2007           By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

s/Larry S. Bowman
-------------------------------                  Vice Chairman and Director                       March 30, 2007
(Larry S. Bowman)

s/William M. Brown
-------------------------------                  Director and Secretary                           March 30, 2007
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 30, 2007
(Robert H. Edwards)


-------------------------------                  Director                                         March __, 2007
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 30, 2007
(John R. Hamrick)


-------------------------------                  Chairman and Director                            March __, 2007
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 30, 2007
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 30, 2007
(Gary V. Thrift)


-------------------------------                  Director                                         March __, 2007
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 30, 2007
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community First Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2006

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications