Form 10-Q
period 2007-03-31
COMMUNITY FIRST BANCORP
filed 2007-05-15
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007          Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        South Carolina                                     58-2322486
  -------------------------------               --------------------------------
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

                  Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 2,972,418 Shares Outstanding on April 30, 2007

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -        FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets .................................  3
                Consolidated Statements of Income ...........................  4
                Consolidated Statements of Changes in Shareholders' Equity ..  5
                Consolidated Statements of Cash Flows .......................  6
                Notes to Unaudited Consolidated Financial Statements ........  7

Item 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................  8
Item 3.         Quantitative and Qualitative Disclosures About Market Risk .. 14
Item 4T.        Controls and Procedures ..................................... 14

PART II -       OTHER INFORMATION

Item 6.         Exhibits .................................................... 15

SIGNATURE ................................................................... 16

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                         COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                          2007              2006
                                                                                                          ----              ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   8,562         $   6,952
     Interest bearing deposits due from banks ..................................................               32                67
     Federal funds sold ........................................................................           39,945            24,126
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           48,539            31,145
     Securities available-for-sale .............................................................           98,165           102,487
     Securities held-to-maturity (fair value $6,309 for 2007 and $6,530 for 2006) ..............            6,361             6,595
     Other investments .........................................................................              975               980
     Loans .....................................................................................          212,053           202,966
         Allowance for loan losses .............................................................           (2,197)           (2,242)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          209,856           200,724
     Premises and equipment - net ..............................................................            7,904             7,937
     Accrued interest receivable ...............................................................            2,084             2,182
     Other assets ..............................................................................            1,494             1,859
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 375,378         $ 353,909
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  40,505         $  40,576
         Interest bearing ......................................................................          291,524           267,381
                                                                                                        ---------         ---------
            Total deposits .....................................................................          332,029           307,957
     Accrued interest payable ..................................................................            3,020             2,703
     Short-term borrowings .....................................................................                -             4,500
     Long-term debt ............................................................................            5,500             5,500
     Other liabilities .........................................................................              378                34
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          340,927           320,694
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and
         outstanding - 2,972,418 for 2007 and 2,958,558 for 2006 ...............................           30,137            30,061
     Additional paid-in capital ................................................................              593               593
     Retained earnings .........................................................................            4,242             3,285
     Accumulated other comprehensive income (loss) .............................................             (521)             (724)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           34,451            33,215
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 375,378         $ 353,909
                                                                                                        =========         =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income
                                                                 (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                              2007         2006
                                                              ----         ----
                                                          (Dollars in thousands,
                                                             except per share)
Interest income
     Loans, including fees .............................      $3,978      $3,090
     Interest bearing balances due from banks ..........           1           2
     Securities
       Taxable .........................................         938         931
       Tax-exempt ......................................         187         120
     Other investments .................................          15          11
     Federal funds sold ................................         542         493
                                                              ------      ------
         Total interest income .........................       5,661       4,647
                                                              ------      ------

Interest expense
     Time deposits $100M and over ......................         918         732
     Other deposits ....................................       2,224       1,534
     Short-term borrowings .............................           3           2
     Long-term debt ....................................          54          62
                                                              ------      ------
         Total interest expense ........................       3,199       2,330
                                                              ------      ------

Net interest income ....................................       2,462       2,317
Provision for loan losses ..............................           -          25
                                                              ------      ------
Net interest income after provision ....................       2,462       2,292
                                                              ------      ------

Other income
     Service charges on deposit accounts ...............         334         364
     ATM interchange and other fees ....................         105          86
     Credit life insurance commissions .................           7          10
     Other income ......................................          40          79
                                                              ------      ------
         Total other income ............................         486         539
                                                              ------      ------

Other expenses
     Salaries and employee benefits ....................         811         729
     Net occupancy expense .............................          88          69
     Furniture and equipment expense ...................         102         104
     Amortization of computer software .................          59          60
     ATM interchange and related expenses ..............          70          78
     Other expense .....................................         404         396
                                                              ------      ------
         Total other expenses ..........................       1,534       1,436
                                                              ------      ------

Income before income taxes .............................       1,414       1,395
Income tax expense .....................................         457         484
                                                              ------      ------
Net income .............................................      $  957      $  911
                                                              ======      ======

Per share*
     Net income ........................................      $ 0.32      $ 0.31
     Net income, assuming dilution .....................        0.30        0.29
----------------------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 18, 2006.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                             Common Stock
                                                             ------------         Additional               Accumulated
                                                        Number of                  Paid-in    Retained  Other Comprehensive
                                                         Shares        Amount      Capital    Earnings     Income (Loss)    Total
                                                         ------        ------      -------    --------     -------------    -----
                                                                                 (Dollars in thousands)

Balance, January 1, 2006 ..........................    2,798,409    $   26,956   $        -   $    3,296   $   (1,397)   $   28,855
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          911            -           911
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $87 .........................            -             -            -            -         (154)         (154)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (154)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                             757
                                                                                                                         ----------
Share-based compensation ..........................            -             -           45            -            -            45
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, March 31, 2006 ...........................    2,798,409    $   26,956   $       45   $    4,207   $   (1,551)   $   29,657
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2007 ..........................    2,958,558    $   30,061   $      593   $    3,285   $     (724)   $   33,215
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          957            -           957
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $114 ........................            -             -            -            -          203           203
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                             203
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,160
                                                                                                                         ----------
Exercise of employee stock options ................       13,860            76            -            -            -            76
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, March 31, 2007 ...........................    2,972,418    $   30,137   $      593   $    4,242   $     (521)   $   34,451
                                                      ==========    ==========   ==========   ==========   ==========    ==========

















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                           2007              2006
                                                                                                           ----              ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ............................................................................           $    957            $    911
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                  -                  25
            Depreciation ...................................................................                 88                  76
            Amortization of net loan fees and costs ........................................                (72)                (30)
            Securities accretion and premium amortization ..................................                 27                  46
            Gain on sale of foreclosed assets ..............................................                  -                 (31)
            Decrease (increase) in interest receivable .....................................                 98                (102)
            Increase in interest payable ...................................................                317                 339
            Decrease in prepaid expenses and other assets ..................................                251                  20
            Increase in other accrued expenses .............................................                344                 475
            Share-based compensation .......................................................                  -                  45
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              2,010               1,774
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................             (5,058)            (10,259)
     Maturities, calls and paydowns of securities available-for-sale .......................              9,669               7,767
     Maturities, calls and paydowns of securities held-to-maturity .........................                235                 277
     Disposals of other investments ........................................................                  5                   -
     Net increase in loans made to customers ...............................................             (9,060)             (2,086)
     Purchases of premises and equipment ...................................................                (55)               (372)
     Proceeds of sale of foreclosed assets .................................................                  -                 168
                                                                                                       --------            --------
                Net cash used by investing activities ......................................             (4,264)             (4,505)
                                                                                                       --------            --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              4,366              11,997
     Net increase in certificates of deposit and other
         time deposits .....................................................................             19,706               5,335
     Decrease in short-term borrowings .....................................................             (4,500)             (3,500)
     Exercise of employee stock options ....................................................                 76                   -
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             19,648              13,832
                                                                                                       --------            --------
Increase in cash and cash equivalents ......................................................             17,394              11,101
Cash and cash equivalents, beginning .......................................................             31,145              32,450
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 48,539            $ 43,551
                                                                                                       ========            ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest, net of $15 capitalized during construction ..............................           $  2,882            $  1,991
         Income taxes ......................................................................                  -                   -
     Noncash investing and financing activities:
         Other comprehensive income (loss) .................................................                203                (154)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of March 31, 2007, there were $193,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All 2006 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 18, 2006. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                     2007                    2006
                                                                                                    -----                    ----
                                                                                                         (Dollars in thousands,
                                                                                                        except per share amounts)

Net income per share, basic
  Numerator - net income .............................................................             $      957             $      911
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              2,969,325              2,938,329
                                                                                                   ==========             ==========
               Net income per share, basic ...........................................             $      .32             $      .31
                                                                                                   ==========             ==========

Net income per share, assuming dilution
  Numerator - net income .............................................................             $      957             $      911
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              2,969,325              2,938,329
    Effect of dilutive stock options .................................................                220,170                186,374
                                                                                                   ----------             ----------
               Total shares ..........................................................              3,189,495              3,124,703
                                                                                                   ==========             ==========
               Net income per share, assuming dilution ...............................             $      .30             $      .29
                                                                                                   ==========             ==========


Stock-Based Compensation - As of March 31, 2007, the Company had two stock-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-officer directors under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)) using the modified prospective application method.

New Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159" or the "Statement") which is effective for fiscal years beginning after November 15, 2007. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. While most of the Statement's provisions apply only to entities that elect the fair value option, SFAS No. 159 also applies to all entities with trading and available-for-sale securities, such as the Company. The Company has not determined what effect, if any, the Statement will have on its future financial statements, other agreements, or planned or intended changes in business practices.


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Forward Looking Statements

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The risks and uncertainties include, but are not limited to

     o    our growth and our ability to maintain growth;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our collateral and securities;
     o the effects of competition from other financial institutions operating in our market area and elsewhere, including institutions operating locally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;
     o failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans; and
     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Changes in Financial Condition

         During  the first  three  months  of 2007,  interest  bearing  deposits increased by $24,143,000, or 9.0%. Certificates of deposit issued in denominations of $100,000 grew by $15,192,000, or 22.3% during the period primarily due to activity generated by local government bodies. These funds were used primarily to repay short-term borrowings of $4,500,000 and to fund growth in federal funds sold. Loan growth was funded primarily by increases in non-governmental deposits and by allowing reductions to occur in some categories of securities. The Company believes its higher federal funds sold position gives it increased flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers, while maintaining its exposure to future interest rate changes at an acceptable level.

Results of Operations

         The Company recorded consolidated net income of $957,000 or $.32 per share for the first quarter of 2007 compared with $911,000, or .$31 per share for the first quarter of 2006. Net income per share, assuming dilution was $.30 for the 2007 period and $.29 for the 2006 period. Net income per share amounts for 2006 have been retroactively adjusted to reflect a five percent stock dividend effective December 18, 2006.

                                                                         Summary Income Statement
                                                                         ------------------------
                                                                          (Dollars in thousands)
For the Three Months Ended March 31,                  2007                2006            Dollar Change    Percentage Change
                                                      ----                ----            -------------    -----------------
Interest income ..........................          $ 5,661             $ 4,647             $ 1,014              21.8%
Interest expense .........................            3,199               2,330                 869              37.3%
                                                    -------             -------             -------
Net interest income ......................            2,462               2,317                 145               6.3%
Provision for loan losses ................                -                  25                 (25)           -100.0%
Noninterest income .......................              486                 539                 (53)             -9.8%
Noninterest expenses .....................            1,534               1,436                  98               6.8%
Income tax expense .......................              457                 484                 (27)             -5.6%
                                                    -------             -------             -------
Net income ...............................          $   957             $   911             $    46               5.0%
                                                    =======             =======             =======

Net Interest Income

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2007, net interest income totaled $2,462,000, an increase of $145,000 or 6.3% over the amount for the same period of 2006. The yield on interest earning assets increased to 6.39% for the 2007 period, compared with 5.69% for the 2006 period and the average rates paid for interest bearing liabilities were 4.34% and 3.42%, respectively. Accordingly, the average interest rate spread for the 2007 period was 22 basis points lower than for the 2006 period.

         Market interest rates during the 2007 period were slightly higher than in the first quarter of 2006. In mid-2006, the Federal Reserve Board ended its prolonged process of raising short-term interest rates, which began in 2004, by adopting a more neutral stance toward interest rates. In the 2007 three-month period, the rates paid by the Company on deposits increased more than the rates that it receives from its loans and other invested funds primarily in response to competitive pressures. By increasing the percentage of loans to average earning assets, the Company believes that it can mitigate the effects of the decreased interest rate spread. The Company will not, however, lower its loan underwriting standards to accomplish this goal. The following table provides an analysis of the average amounts of the Company's assets and liabilities and the effective yields and rates on the various categories of its interest earning assets and interest bearing liabilities for the first quarter of 2007 and 2006.

                                                                                Average Balances, Yields and Rates
                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                               2007                             2006
                                                                             Interest                         Interest
                                                                  Average     Income/     Yields/   Average    Income/      Yields/
                                                                 Balances    Expense    Rates (1)  Balances    Expense     Rates (1)
                                                                 --------    -------    ---------  --------    -------     ---------
                                                                                        (Dollars in thousands)
Assets
Interest-bearing deposits due from banks ....................   $      65     $     1      6.24%    $    172   $     2       4.72%
Securities
      Taxable ...............................................      88,406         938      4.30%     101,412       931       3.72%
      Tax exempt (2) ........................................      19,692         187      3.85%      12,242       120       3.98%
                                                                ---------     -------               --------   -------
           Total investment securities ......................     108,098       1,125      4.22%     113,654     1,051       3.75%
Other investments ...........................................         980          15      6.21%         948        11       4.71%
Federal funds sold ..........................................      42,231         542      5.20%      45,260       493       4.42%
Loans (2)(3) ................................................     207,998       3,978      7.76%     170,931     3,090       7.33%
                                                                ---------     -------               --------   -------
           Total interest earning assets ....................     359,372       5,661      6.39%     330,965     4,647       5.69%
Cash and due from banks .....................................       7,684                              6,817
Allowance for loan losses ...................................      (2,228)                            (2,264)
Valuation allowance - AFS securities ........................      (1,216)                            (2,224)
Premises and equipment ......................................       7,907                              7,022
Other assets ................................................       3,788                              3,878
                                                                ---------                           --------
           Total assets .....................................   $ 375,307                           $344,194
                                                                =========                           ========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts .................   $  55,233     $   433      3.18%    $ 35,743   $   141       1.60%
      Savings ...............................................      40,297         353      3.55%      44,214       314       2.88%
      Time deposits $100M and over ..........................      80,238         918      4.64%      76,493       732       3.88%
      Other time deposits ...................................     117,466       1,438      4.96%     112,943     1,079       3.87%
                                                                ---------     -------               --------   -------
           Total interest bearing deposits ..................     293,234       3,142      4.35%     269,393     2,266       3.41%
Short-term borrowings .......................................          50           3     24.33%          78         2      10.40%
Long-term debt ..............................................       5,500          54      3.98%       6,500        62       3.87%
                                                                ---------     -------               --------   -------
           Total interest bearing liabilities ...............     298,784       3,199      4.34%     275,971     2,330       3.42%
Noninterest bearing demand deposits .........................      39,691                             36,406
Other liabilities ...........................................       3,178                              2,503
Shareholders' equity ........................................      33,654                             29,314
                                                                ---------                           --------
Total liabilities and shareholders' equity ..................   $ 375,307                           $344,194
                                                                =========                           ========
Interest rate spread ........................................                              2.05%                             2.27%
Net interest income and net yield on earning assets .........                 $ 2,462      2.78%               $ 2,317       2.84%
Interest free funds supporting earning assets ...............   $  60,588                           $ 54,994

-------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis. The amounts of such loans and income are not material.


         Upon opening its newest Seneca office in 2006, the Company began offering a premium rate of interest for certain relatively liquid interest bearing accounts. While there have been some incremental decreases in those rates recently, the rates offered for those deposits continue to be relatively high from an historical perspective. In addition, other local financial institutions have increased their rates for these and other similar products as well and, as a result, competition for these deposits among these institutions is intense.

         Over the course of the past few years, the Company added to its holdings of tax-exempt state, county and municipal securities significantly and, until recently, the yields on those investments increased as well. As a result of the growth in the amounts of such securities held, the Company's 2007 first quarter income includes $187,000 earned on those investments, compared with $120,000 in the same period of 2006.

         The Company continues to pursue strategies that are expected to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. The Company serves Oconee County from four offices which are located in Seneca, Walhalla and Westminster. The Company serves the Anderson County market from offices in Anderson and Williamston. The Company is planning to open an additional office on Highway 81 in Anderson County. Construction is expected to begin during the second quarter of 2007.

Provision and Allowance for Loan Losses

         The Company made no provision for loan losses during the 2007 first quarter, compared with $25,000 for the comparable period of 2006. At March 31, 2007, the allowance for loan losses was 1.04% of loans, down slightly from 1.10% at December 31, 2006. During the 2007 three month period, net charge-offs totaled $45,000, compared with $19,000 in net charge offs during the same period of 2006. As of March 31, 2007, there was $193,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2006, there was $579,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                      Three Months Ended      Year Ended        Three Months Ended
                                                                        March 31, 2007      December 31, 2006     March 31, 2006
                                                                        --------------      -----------------     --------------
                                                                                        (Dollars in thousands)
Allowance at beginning of period .................................       $   2,242             $   2,266             $   2,266
Provision for loan losses ........................................               -                    65                    25
Net charge-offs ..................................................             (45)                  (89)                  (19)
                                                                         ---------             ---------             ---------
Allowance at end of period .......................................       $   2,197             $   2,242             $   2,272
                                                                         =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................            1.04%                 1.10%                 1.33%
Loans at end of period ...........................................       $ 212,053             $ 202,966             $ 171,415
                                                                         =========             =========             =========

Non-Performing and Potential Problem Loans

                                                           90 Days or
                                                          More Past Due      Total        Percentage                     Percentage
                                          Nonaccrual       and Still      Nonperforming    of Total     Potential         of Total
                                            Loans           Accruing         Loans           Loans     Problem Loans       Loans
                                            -----           --------         -----           -----     -------------       -----
                                                                           (Dollars in thousands)
January 1, 2006 ......................      $ 900             $  5         $ 905              0.53%        $ 2,148          1.27%
Net change ...........................       (321)              (5)         (326)                              615
                                            -----             ----         -----                           -------
March 31, 2006 .......................        579                -           579              0.34%          2,763          1.61%
Net change ...........................        (82)               -           (82)                            1,047
                                            -----             ----         -----                           -------
June 30, 2006 ........................        497                -           497              0.27%          3,810          2.05%
Net change ...........................        (16)               -           (16)                             (151)
                                            -----             ----         -----                           -------
September 30, 2006 ...................        481                -           481              0.25%          3,659          1.89%
Net change ...........................       (431)               -          (431)                             (483)
                                            -----             ----         -----                           -------
December 31, 2006 ....................         50                -            50              0.02%          3,176          1.56%
Net change ...........................        143                -           143                              (151)
                                            -----             ----         -----                           -------
March 31, 2007 .......................      $ 193             $  -         $ 193              0.09%        $ 3,025          1.43%
                                            =====             ====         =====                           =======


         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. However, the amount of potential problem loans does not reflect management's expectations of losses, if any, that may be realized from those loans. As of March 31, 2007, approximately 84.7% of the dollar amount of potential problem loans was secured by real estate, 7.4% was secured by vehicles, and approximately 3.7% represented unsecured loans.

Noninterest Income

         Noninterest income totaled $486,000 for the first quarter of 2007, compared with $539,000 for the 2006 quarter. Service charges on deposit accounts in the 2007 period were $334,000 representing a decrease of $30,000 from the prior year period. Fewer fees were assessed in the 2007 period as customer usage of an overdraft protection product declined. Mortgage brokerage income for the first quarter of 2007 was approximately $9,000 less than in the 2006 period. A gain of $31,000 from the sale of foreclosed assets was recognized in the 2006 period, but there was no comparable activity in the 2007 period.

Noninterest Expenses

         Noninterest expenses totaled $1,534,000 for the first quarter of 2007 compared with $1,436,000 for the first quarter of 2006, representing an increase of $98,000 or 6.8%. Salaries and employee benefits increased by $82,000, or 11.2%, to $811,000. This increase resulted primarily from normal salary increases, which are granted from time to time, an increase in the number of employees associated with the Company's growth, and an increase in anticipated employee incentive bonuses. For the first quarter of 2006, this category included $20,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R).

         Occupancy and furniture and equipment expenses for the first quarter of 2007 increased by $17,000 compared with the 2006 period, primarily due to the opening of the Company's new Seneca banking and administrative offices in the second quarter of 2006.

         Although income before income taxes was slightly higher than for the same period of 2006, income tax expense for the first quarter of 2007 was lower because of the 2007 increase in interest income from tax-exempt securities.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale is the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company also has significant amounts of credit availability under its FHLB lines of credit and federal funds purchased facilities.

         As of March 31, 2007, the ratio of loans to total deposits was 63.9%, compared with 65.9% as of December 31, 2006. Total deposits as of March 31, 2007 were $332,029,000, an increase of $24,072,000 or 7.8% over the amount as of December 31, 2006. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $1,236,000 since December 31, 2006 as the result of net income of $957,000 for the first three months of 2007, plus a $203,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects, and $76,000 from the exercise of employee stock options.

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

         The March 31, 2007 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" (Bank only) and minimum ratios under the regulatory definitions and guidelines:

                                                           Total
                                              Tier 1      Capital      Leverage
                                              ------      -------      --------
Community First Bancorporation ............   15.0%        16.0%         9.3%
Community First Bank ......................   14.5%        15.4%         9.0%
Minimum "well-capitalized" requirement ....    6.0%        10.0%         6.0%
Minimum requirement .......................    4.0%         8.0%         5.0%


Off-Balance-Sheet Arrangements

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit. Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                  March 31, 2007
                                  --------------
                                   (Dollars in
                                   thousands)
Loan commitments ...............    $ 36,487
Standby letters of credit ......      1,114


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2007.

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

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of March 31, 2007, the model indicates that net interest income would increase $74,000 and net income would increase $45,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $148,000 and net income would decrease $91,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of March 31, 2007, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4T. - Controls and Procedures

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

May 11, 2007                    /s/ Frederick D. Shepherd, Jr.
-----------------                   --------------------------------------------
  Date Frederick D. Shepherd, Jr., Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX


              31. Rule 13a-14(a)/15d-14(a) Certifications

              32. Certifications Pursuant to 18 U.S.C. Section 1350