Form 10-Q
period 2007-06-30
COMMUNITY FIRST BANCORP
filed 2007-08-10
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007           Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           South Carolina                                 58-2322486
  -------------------------------             ----------------------------------
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

         Yes [  ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 2,972,763 Shares Outstanding on July 30, 2007

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets .....................................................................     3
                  Consolidated Statements of Income ...............................................................     4
                  Consolidated Statements of Changes in Shareholders' Equity ......................................     5
                  Consolidated Statements of Cash Flows ...........................................................     6
                  Notes to Unaudited Consolidated Financial Statements ............................................     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ...........     8
Item 3.           Quantitative and Qualitative Disclosures About Market Risk ......................................    17
Item 4T.          Controls and Procedures .........................................................................    17

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders .............................................    18
Item 6.           Exhibits ........................................................................................    18

SIGNATURE .........................................................................................................    19

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                       (Unaudited)
                                                                                                         June 30,       December 31,
                                                                                                            2007            2006
                                                                                                            -----           ----
                                                                                                            (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $  10,413         $   6,952
     Interest bearing balances due from banks ..................................................              180                67
     Federal funds sold ........................................................................           11,457            24,126
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           22,050            31,145
     Securities available-for-sale .............................................................          104,659           102,487
     Securities held-to-maturity (fair value $5,875 for 2007 and $6,530 for 2006) ..............            6,099             6,595
     Other investments .........................................................................              885               980
     Loans .....................................................................................          225,971           202,966
         Allowance for loan losses .............................................................           (2,279)           (2,242)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          223,692           200,724
     Premises and equipment - net ..............................................................            8,066             7,937
     Accrued interest receivable ...............................................................            2,400             2,182
     Other assets ..............................................................................            2,317             1,859
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 370,168         $ 353,909
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  39,752         $  40,576
         Interest bearing ......................................................................          288,433           267,381
                                                                                                        ---------         ---------
            Total deposits .....................................................................          328,185           307,957
     Short-term borrowings .....................................................................                -             4,500
     Long-term debt ............................................................................            4,500             5,500
     Accrued interest payable ..................................................................            2,897             2,703
     Other liabilities .........................................................................               67                34
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          335,649           320,694
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and
         outstanding - 2,972,563 for 2007 and 2,958,558 for 2006 ...............................           30,137            30,061
     Additional paid-in capital ................................................................              593               593
     Retained earnings .........................................................................            5,181             3,285
     Accumulated other comprehensive income (loss) .............................................           (1,392)             (724)
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           34,519            33,215
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 370,168         $ 353,909
                                                                                                        =========         =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                  (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                Three Months                     Six Months
                                                                                ------------                     ----------
                                                                           2007              2006           2007              2006
                                                                           ----              ----           ----              ----
                                                                                (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................          $ 4,275          $ 3,343          $ 8,253          $ 6,433
     Interest bearing balances due from banks ..................                -                2                1                4
     Securities
     Taxable ...................................................              994              957            1,932            1,888
     Tax-exempt ................................................              217              158              404              278
     Other investments .........................................               14               13               29               24
     Federal funds sold ........................................              320              330              862              823
                                                                          -------          -------          -------          -------
         Total interest income .................................            5,820            4,803           11,481            9,450
                                                                          -------          -------          -------          -------

Interest expense
     Time deposits $100M and over ..............................              945              733            1,863            1,465
     Other deposits ............................................            2,211            1,757            4,435            3,291
     Short-term borrowings .....................................                -                -                3                2
     Long-term debt ............................................               55               61              109              123
                                                                          -------          -------          -------          -------
         Total interest expense ................................            3,211            2,551            6,410            4,881
                                                                          -------          -------          -------          -------

Net interest income ............................................            2,609            2,252            5,071            4,569
Provision for loan losses ......................................              120               25              120               50
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            2,489            2,227            4,951            4,519
                                                                          -------          -------          -------          -------

Other income
     Service charges on deposit accounts .......................              343              382              677              746
     ATM interchange and other fees ............................              116               96              221              182
     Credit life insurance commissions .........................                9               12               16               22
     Other income ..............................................               34               49               74              128
                                                                          -------          -------          -------          -------
         Total other income ....................................              502              539              988            1,078
                                                                          -------          -------          -------          -------

Other expenses
     Salaries and employee benefits ............................              903              919            1,714            1,648
     Net occupancy expense .....................................              114               79              202              148
     Furniture and equipment expense ...........................              108              100              210              204
     Amortization of computer software .........................               58               73              117              133
     ATM interchange and related expenses ......................               79               64              149              142
     Directors' fees ...........................................               20               65               47              124
     Other expense .............................................              360              376              737              713
                                                                          -------          -------          -------          -------
         Total other expenses ..................................            1,642            1,676            3,176            3,112
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            1,349            1,090            2,763            2,485
Income tax expense .............................................              410              348              867              832
                                                                          -------          -------          -------          -------
Net income .....................................................          $   939          $   742          $ 1,896          $ 1,653
                                                                          =======          =======          =======          =======

Per share*
     Net income ................................................          $  0.32          $  0.25          $  0.64          $  0.56
     Net income, assuming dilution .............................             0.30             0.24             0.60             0.53

* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 18, 2006.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                               (Unaudited)

                                                                                                          Accumulated
                                                           Common Stock          Additional                  Other
                                                       Number of                 Paid-in     Retained    Comprehensive
                                                        Shares        Amount     Capital     Earnings    Income (Loss)      Total
                                                        ------        ------     -------     --------    -------------      -----
                                                                                 (Dollars in thousands)

Balance, January 1, 2006 ..........................    2,798,409    $   26,956   $        -   $    3,296   $   (1,397)   $   28,855
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,653            -         1,653
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $255 ........................            -             -            -            -         (455)         (455)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (455)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,198
                                                                                                                         ----------
Share-based compensation, net of income
    taxes of $23 ..................................            -             -          100            -            -           100
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2006 ............................    2,798,409    $   26,956   $      100   $    4,949   $   (1,852)   $   30,153
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2007 ..........................    2,958,558    $   30,061   $      593   $    3,285   $     (724)   $   33,215
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,896            -         1,896
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $374 ........................            -             -            -            -         (668)         (668)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (668)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,228
                                                                                                                         ----------
Exercise of employee stock options ................       14,005            76            -            -            -            76
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2007 ............................    2,972,563    $   30,137   $      593   $    5,181   $   (1,392)   $   34,519
                                                      ==========    ==========   ==========   ==========   ==========    ==========












See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                              (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                           2007               2006
                                                                                                          -----              ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,896           $  1,653
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               120                 50
            Depreciation .....................................................................               200                172
            Amortization of net loan fees and costs ..........................................               (92)               (80)
            Securities accretion and premium amortization ....................................                47                 77
            Gain on sale of foreclosed assets ................................................                 -                (31)
            Increase in interest receivable ..................................................              (218)              (256)
            Increase in interest payable .....................................................               194                336
            Increase in prepaid expenses and other assets ....................................               (84)               (91)
            Increase in other accrued expenses ...............................................                33                  3
            Share-based compensation .........................................................                 -                100
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,096              1,933
                                                                                                        --------           --------

Investing activities
     Purchases of available-for-sale securities ..............................................           (17,448)           (16,100)
     Maturities, calls and paydowns of securities available-for-sale .........................            14,183             11,061
     Maturities, calls and paydowns of securities held-to-maturity ...........................               500                574
     Proceeds from sales of other investments ................................................                95                  -
     Purchases of other investments ..........................................................                 -                (32)
     Net increase in loans made to customers .................................................           (22,996)           (16,699)
     Purchases of premises and equipment .....................................................              (329)            (1,146)
     Proceeds of sale of foreclosed assets ...................................................                 -                168
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (25,995)           (22,174)
                                                                                                        --------           --------

Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...................................            (5,377)            14,160
     Net increase in certificates of deposit and other
         time deposits .......................................................................            25,605              6,253
     Net decrease in short-term borrowings ...................................................            (4,500)            (3,500)
     Repayments of long-term debt ............................................................            (1,000)            (1,000)
     Exercise of employee stock options ......................................................                76                  -
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            14,804             15,913
                                                                                                        --------           --------
Decrease in cash and cash equivalents ........................................................            (9,095)            (4,328)
Cash and cash equivalents, beginning .........................................................            31,145             32,450
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 22,050           $ 28,122
                                                                                                        ========           ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest, net of $18 capitalized during construction during 2006 ....................          $  6,216           $  4,545
         Income taxes ........................................................................               898                895
     Noncash investing and financing activities:
         Other comprehensive income (loss) ...................................................              (668)              (455)

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

Nonperforming Loans - As of June 30, 2007, there were $412,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

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

                                                                                            (Unaudited)
                                                                                            -----------
                                                                                        Period Ended June 30,
                                                                           Three Months                          Six Months
                                                                           ------------                          ----------
                                                                    2007               2006                2007              2006
                                                                    ----               ----                ----              ----
                                                                           (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      939         $      742         $    1,896         $    1,653
                                                                 ==========         ==========         ==========         ==========
  Denominator
  Weighted average common shares
    issued and outstanding .............................          2,972,515          2,938,329          2,970,929          2,938,329
                                                                 ==========         ==========         ==========         ==========

    Net income per share, basic ........................         $      .32         $      .25         $      .64         $      .56
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      939         $      742         $    1,896         $    1,653
                                                                 ==========         ==========         ==========         ==========
  Denominator
  Weighted average common shares
    issued and outstanding .............................          2,972,515          2,938,329          2,970,929          2,938,329
  Effect of dilutive stock options .....................            204,437            216,601            209,216            207,812
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          3,176,952          3,154,930          3,180,145          3,146,141
                                                                 ==========         ==========         ==========         ==========

    Net income per share, assuming dilution ............         $      .30         $      .24         $      .60         $      .53
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - As of June 30, 2007, the Company has two stock-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-officer directors under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)) using the modified prospective application method. Total share-based compensation expenses included in salaries and employee benefits and directors fees were $40,000 and $38,000, respectively, for the three month period, and $60,000 and $63,000, respectively, for the six month period ended June 30, 2006. During the fourth quarter of 2006, the Company accelerated the vesting of all options then outstanding and there have been no grants of options during 2007. Consequently, no share-based compensation expense is recognized in the 2007 period.

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

Changes in Financial Condition


         During the three months ended June 30, 2007, loans grew by $13,918,000, or 6.6%, and securities available-for-sale grew by $6,494,000, or 6.6%. Conversely, total deposits decreased by $3,844,000, or 1.2%, during the 2007 second quarter. Interest-bearing deposits decreased by $3,091,000 during the 2007 second quarter. These changes were funded primarily by reducing the amount of federal funds sold by $28,488,000 during the quarter.

         During the first six months of 2007, federal funds sold decreased by $12,669,000, or 52.5%, and interest bearing deposits increased by $21,052,000, or 7.9%. These funds were used to repay short-term borrowings of $4,500,000 and long-term debt of $1,000,000, to fund growth in loans, and to purchase securities. Loans increased by $23,005,000 or 11.3% and securities available-for-sale increased by $2,172,000 or 2.1%.

         The Company believes that its liquidity position continues to provide it with sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers. Management also believes that the current balance sheet positions maintain the Company's exposures to changes in interest rates at acceptable levels.

Results of Operations

Three Months Ended June 30, 2007 and 2006

         The Company recorded consolidated net income of $939,000 or $.32 per share for the second quarter of 2007. These results are more than net income of $742,000 and earnings per share of $.25 for the second quarter of 2006. Net income per share, assuming dilution was $.30 for the 2007 quarter and $.24 for the 2006 period. Net income per share amounts for 2006 have been retroactively adjusted to reflect a five percent stock dividend effective December 18, 2006.

         Net interest income for the 2007 second quarter was $357,000, or 15.9%, more than for the 2006 second quarter. Interest income for the 2007 second quarter increased primarily because of larger amounts of loans and higher rates earned on substantially all categories of earning assets. Interest expenses for the 2007 quarter were higher than the same period of 2006 primarily due to higher amounts of certificates of deposits and higher rates paid, especially for time deposits.

         Noninterest income for the second quarter of 2007 was adversely affected primarily by a decrease in service charges on deposit accounts due to declining demand for an overdraft protection product that was introduced a few years ago. Noninterest expense for the 2007 second quarter decreased somewhat from the amounts recorded for the same 2006 period, primarily as a result of lower employee benefits and directors fees. Employee benefits and directors' fees for the 2006 three month period included approximately $78,000 representing the effect of the adoption of SFAS 123(R) using the modified prospective method. No expenses were incurred for share-based compensation in the 2007 period.

                                                                             Summary Income Statement
                                                                             ------------------------
                                                                              (Dollars in thousands)
For the Three Months Ended June 30,                            2007            2006         Dollar Change   Percentage Change
-----------------------------------                            ----            ----         -------------   -----------------
Interest income ....................................        $ 5,820           $ 4,803         $ 1,017              21.2%
Interest expense ...................................          3,211             2,551             660              25.9%
                                                            -------           -------          ------
Net interest income ................................          2,609             2,252             357              15.9%
Provision for loan losses ..........................            120                25              95             380.0%
Noninterest income .................................            502               539             (37)             -6.9%
Noninterest expenses ...............................          1,642             1,676             (34)             -2.0%
Income tax expense .................................            410               348              62              17.8%
                                                            -------           -------         -------
Net income .........................................        $   939           $   742         $   197              26.5%
                                                            =======           =======         =======


Six Months Ended June 30, 2007 and 2006

         The Company recorded consolidated net income of $1,896,000 or $.64 per share, for the first half of 2007, compared with $1,653,000, or earnings per share of $.56, for the same period of 2006. Net income per share, assuming dilution was $.60 for the 2007 six months and $.53 for the same period of 2006. Net income per share amounts for 2006 have been retroactively adjusted to reflect a five percent stock dividend effective December 18, 2006.

         Net interest income for the first six months of 2007 increased by $502,000, or 11.0%, over the amount recorded for the same period of 2006. Increases in the amounts of loans outstanding and higher yields on earning assets resulted in interest income increasing more than interest expenses. Increases in interest expense were caused by increases in interest rates paid, primarily for deposits, and higher amounts of interest bearing deposits, especially time deposits.

         Noninterest income for the first six months of 2007 decreased by $90,000 as a result of lower amounts of service charges on deposit accounts as discussed previously and a decrease in income from mortgage brokerage operations. In addition, during the 2006 six-month period, the Company realized a gain of $31,000 on the sale of foreclosed assets. No such activity was recorded in the 2007 period. Noninterest expenses for the 2007 six-month period were only slightly higher than for the 2006 period. During the second quarter of 2006, the Company opened a new banking office in Seneca, SC. The 2007 amounts of salaries and benefits, occupancy expenses and similar expenses reflect such expenses for the entire six months, while such expenses were incurred for only a portion of the 2006 period.

         The results for the 2006 six-month period reflect the effects of adopting SFAS 123(R). Employee benefits and directors' fees for the 2006 six month period include approximately $123,000 representing the effect of the adoption of SFAS 123(R) using the modified prospective method.

                                                                               Summary Income Statement
                                                                               ------------------------
                                                                                (Dollars in thousands)
For the Six Months Ended June 30,                               2007             2006           Dollar Change   Percentage Change
---------------------------------                               ----             ----           -------------   -----------------
Interest income ....................................          $11,481           $ 9,450           $ 2,031              21.5%
Interest expense ...................................            6,410             4,881             1,529              31.3%
                                                              -------           -------            ------
Net interest income ................................            5,071             4,569               502              11.0%
Provision for loan losses ..........................              120                50                70             140.0%
Noninterest income .................................              988             1,078               (90)             -8.3%
Noninterest expenses ...............................            3,176             3,112                64               2.1%
Income tax expense .................................              867               832                35               4.2%
                                                              -------           -------           -------
Net income .........................................          $ 1,896           $ 1,653           $   243              14.7%
                                                              =======           =======           =======

Net Interest Income


         Net interest income is the principal source of the Company's earnings. During the second quarter of 2006, the Company offered above-market promotional interest rates on certain deposit products in conjunction with the opening of a new retail banking office in Seneca, SC. These promotional rates significantly increased the Company's interest expense during that period. The promotional program ended during the third quarter of 2006. Competition for deposits in the Company's market area is strong and the Company strives to differentiate itself from its competitors in several ways. While the Company continues to emphasize providing a high level of personal service as a differentiating characteristic, financial incentives must also be offered. Therefore, management prices its deposit products competitively.

Three Months Ended June 30, 2007 and 2006

         The average yield on interest earning assets increased to 6.59% for the 2007 three-month period, compared with 5.94% for the 2006 period. Yields on all significant categories of earning assets were higher in the 2007 period. Similarly, interest rates paid for deposits and borrowings were higher in the 2007 period. The average rate paid for interest-bearing liabilities during the 2007 three-month period was 4.39%, compared with 3.84% in the same period of 2006. Accordingly, the average interest rate spread for the 2007 period was 10 basis points higher than for the 2006 period.

                                                                            Average Balances, Yields and Rates
                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                          2007                              2006
                                                                          ----                              ----
                                                                        Interest                          Interest
                                                           Average       Income/     Yields/    Average     Income/       Yields/
                                                          Balances       Expense    Rates (1)   Balances    Expense      Rates (1)
                                                          --------       -------    ---------   --------    -------      ---------
                                                                                   (Dollars in thousands)
Assets
Interest-bearing balances due from banks .............. $      130     $     -      0.00%      $      92     $     2        8.72%
Securities
      Taxable .........................................     91,844         994      4.34%         99,894         957        3.84%
      Tax exempt (2) ..................................     19,499         217      4.46%         16,283         158        3.89%
                                                        ----------     -------                 ---------     -------
           Total investment securities ................    111,343       1,211      4.36%        116,177       1,115        3.85%
Other investments .....................................        890          14      6.31%            980          13        5.32%
Federal funds sold ....................................     23,533         320      5.45%         27,163         330        4.87%
Loans (2) (3) (4) .....................................    218,074       4,275      7.86%        179,896       3,343        7.45%
                                                        ----------     -------                 ---------     -------
           Total interest earning assets ..............    353,970       5,820      6.59%        324,308       4,803        5.94%
Cash and due from banks ...............................      8,374                                 6,615
Allowance for loan losses .............................     (2,228)                               (2,266)
Valuation allowance - available-for-sale securities ...     (1,023)                               (2,891)
Premises and equipment ................................      8,007                                 7,507
Other assets ..........................................      3,640                                 3,988
                                                        ----------                             ----------
           Total assets ............................... $  370,740                             $ 337,261
                                                        ==========                             =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ........... $   59,327     $   483      3.27%      $  44,578     $   356        3.20%
      Savings .........................................     25,715         170      2.65%         28,053         185        2.65%
      Time deposits $100M and over ....................     80,644         945      4.70%         73,060         733        4.02%
      Other time deposits .............................    122,491       1,558      5.10%        114,273       1,216        4.27%
                                                        ----------     -------                 ---------     -------
           Total interest bearing deposits ............    288,177       3,156      4.39%        259,964       2,490        3.84%
Long-term debt ........................................      5,368          55      4.11%          6,335          61        3.86%
                                                        ----------     -------                 ---------     -------
           Total interest bearing liabilities .........    293,545       3,211      4.39%        266,299       2,551        3.84%
Noninterest bearing demand deposits ...................     39,295                                38,705
Other liabilities .....................................      3,181                                 2,546
Shareholders' equity ..................................     34,719                                29,711
                                                        ----------                             ---------
           Total liabilities and shareholders' equity . $  370,740                             $ 337,261
Interest rate spread                                                                2.20%                                   2.10%
Net interest income and net yield on earning assets ...                $ 2,609      2.96%                    $ 2,252        2.79%
Interest free funds supporting earning assets ......... $   60,425                             $  58,009

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Six Months Ended June 30, 2007 and 2006

         For the first half of 2007, the average yield on interest earning assets was 6.49%, compared with 5.82% for the 2006 period. Yields were higher on substantially all types of earning assets in the 2007 period. Loan yields were higher because a significant portion of the Company's loan portfolio consists of variable rate instruments. Such loans, as offered by the Company, do not normally subject the borrower to the risk of negative amortization, nor do the loans involve the use of "teaser" rates or impose onerous fees or other terms that would discourage borrowers from refinancing to a lower cost product or one with a fixed rate. Yields earned on securities increased due to changes in the composition of the securities portfolio brought about by reinvesting the proceeds obtained from maturities, calls and paydowns of securities and the investment of other funds, such as deposits, obtained currently.

         Average rates paid on interest-bearing liabilities were higher in the 2007 period, as well, at 4.36% compared with 3.63% in the 2006 six-month period. General increases in interest rates and competitive factors were primary causes of the increase in rates paid.

                                                                            Average Balances, Yields and Rates
                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                            2007                                2006
                                                                            ----                                ----
                                                                          Interest                            Interest
                                                             Average      Income/     Yields/      Average      Income/     Yields/
                                                            Balances      Expense    Rates (1)     Balances     Expense    Rates (1)
                                                            --------      -------    ---------     --------     -------    ---------
                                                                                     (Dollars in thousands)
Assets
Interest-bearing balances due from banks ................ $       98     $     1      2.06%      $     132       $     4       6.11%
Securities
      Taxable ...........................................     90,135       1,932      4.32%        100,649         1,888       3.78%
      Tax exempt (2) ....................................     19,595         404      4.16%         14,274           278       3.93%
                                                          ----------     -------                 ---------       -------
           Total investment securities ..................    109,730       2,336      4.29%        114,923         2,166       3.80%
Other investments .......................................        935          29      6.25%            964            24       5.02%
Federal funds sold ......................................     32,830         862      5.29%         36,162           823       4.59%
Loans (2) (3) (4) .......................................    213,064       8,253      7.81%        175,438         6,433       7.39%
                                                          ----------     -------                 ---------       -------
           Total interest earning assets ................    356,657      11,481      6.49%        327,619         9,450       5.82%
Cash and due from banks .................................      8,031                                 6,715
Allowance for loan losses ...............................     (2,228)                               (2,265)
Valuation allowance - available-for-sale securities .....     (1,119)                               (2,560)
Premises and equipment ..................................      7,957                                 7,266
Other assets ............................................      3,713                                 3,933
                                                          ----------                             ---------
           Total assets ................................. $  373,011                             $ 340,708
                                                          ==========                             =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ............. $   57,291     $   916      3.22%      $  40,185       $   497       2.49%
      Savings ...........................................     32,966         523      3.20%         36,089           499       2.79%
      Time deposits $100M and over ......................     80,442       1,863      4.67%         74,767         1,465       3.95%
      Other time deposits ...............................    119,992       2,996      5.04%        113,612         2,295       4.07%
                                                          ----------     -------                 ---------       -------
           Total interest bearing deposits ..............    290,691       6,298      4.37%        264,653         4,756       3.62%
Short-term borrowings ...................................         25           3     24.20%             38             2      10.61%
Long-term debt ..........................................      5,434         109      4.05%          6,417           123       3.87%
                                                          ----------     -------                 ---------       -------
           Total interest bearing liabilities ...........    296,150       6,410      4.36%        271,108         4,881       3.63%
Noninterest bearing demand deposits .....................     39,492                                37,562
Other liabilities .......................................      3,180                                 2,525
Shareholders' equity ....................................     34,189                                29,513
                                                          ----------                             ---------
           Total liabilities and shareholders' equity ... $  373,011                             $ 340,708
Interest rate spread                                                                  2.13%                                    2.19%
Net interest income and net yield on earning assets .....                $ 5,071      2.87%                      $ 4,569       2.81%
Interest free funds supporting earning assets ........... $   60,507                             $  56,511

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $120,000 for the second quarter of 2007, compared with $25,000 for the comparable period of 2006. For the first half of 2007, the provision for loan losses was $120,000, compared with $50,000 recorded for the first half of 2006. At June 30, 2007, the allowance for loan losses was 1.01% of loans, down slightly from 1.10% at December 31, 2006.

         For the first six months of 2007, net charge-offs totaled $83,000, compared with $47,000 in net charge offs during the same period of 2006. As of June 30, 2007, there were $412,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of June 30, 2006, there were $497,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                             Six Months           Year Ended            Six Months
                                                                               Ended              December 31,             Ended
                                                                             June 30, 2007           2006              June 30, 2006
                                                                             -------------           ----              -------------
                                                                                              (Dollars in thousands)
Allowance at beginning of period .................................           $   2,242             $   2,266             $   2,266
Provision for loan losses ........................................                 120                    65                    50
Net charge-offs ..................................................                 (83)                  (89)                  (47)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   2,279             $   2,242             $   2,269
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.01%                 1.10%                 1.22%
Loans at end of period ...........................................           $ 225,971             $ 202,966             $ 186,050
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                      90 Days or
                                                    More Past Due        Total         Percentage                       Percentage
                                      Nonaccrual       and Still     Nonperforming      of Total      Potential          of Total
                                        Loans           Accruing          Loans           Loans      Problem Loans        Loans
                                        -----           --------          -----           -----      -------------        -----
                                                                            (Dollars in thousands)
January 1, 2006 ................         $  900          $    5          $  905           0.53%       $  2,148             1.27%
Net change .....................           (321)             (5)           (326)                           615
                                         ------          ------          ------                       --------
March 31, 2006 .................            579               -             579           0.34%          2,763             1.61%
Net change .....................            (82)              -             (82)                         1,047
                                         ------          ------          ------                       --------
June 30, 2006 ..................            497               -             497           0.27%          3,810             2.05%
Net change .....................            (16)              -             (16)                          (151)
                                         ------          ------          ------                       --------
September 30, 2006 .............            481               -             481           0.25%          3,659             1.89%
Net change .....................           (431)              -            (431)                          (483)
                                         ------          ------          ------                       --------
December 31, 2006 ..............             50               -              50           0.02%          3,176             1.56%
Net change .....................            143               -             143                           (151)
                                         ------          ------          ------                       --------
March 31, 2007 .................            193               -             193           0.09%          3,025             1.43%
Net change .....................            219               -             219                             97
                                         ------          ------          ------                       --------
June 30, 2007 ..................         $  412          $    -          $  412           0.18%       $  3,122             1.38%
                                         ======          ======          ======                       ========

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. As of June 30, 2007, approximately 73% of the Company's potential problem loans were included in the Company's "least severe" category of potential problem loans.

Noninterest Income

         Noninterest income totaled $502,000 for the second quarter of 2007, compared with $539,000 for the 2006 quarter. Service charges on deposit accounts in the 2007 second quarter were $343,000, representing a decrease of $39,000 from the prior year quarter. Mortgage brokerage income in the second quarter of 2007 was approximately $9,000 less than in the 2006 quarter. There were no sales of any securities in either the 2007 or 2006 second quarter.

         For the six months ended June 30, 2007, noninterest income totaled $988,000, compared with $1,078,000 for the same period of 2006. Service charges on deposit accounts in the 2007 six months period were $677,000 representing a decrease of $69,000 from the prior year period. Mortgage brokerage income in the 2007 six months period was approximately $18,000 less than in the 2006 period. No gains or losses on sales of securities were recognized in either the 2007 or 2006 six months period. A gain of $31,000 from the sale of foreclosed assets was recognized in the 2006 period, but there was no comparable activity in the 2007 period.

Noninterest Expenses

         Noninterest expenses totaled $1,642,000 for the second quarter of 2007 compared with $1,676,000 for the same quarter of 2006, representing a decrease of $34,000. Compared with the 2006 period, employee benefits for the 2007 three-month period decreased by $16,000 and directors fees decreased by $45,000 as a result of the Company's accelerating the vesting, and the recognition of the associated expenses, of all previously-issued stock options in the fourth quarter of 2006. The Company does not plan to issue any form of share-based compensation for the foreseeable future. Occupancy expenses increased for the 2007 three-month period due to higher utility expenses and increases in depreciation and other expenses related to the new Seneca office.

         For the six months ended June 30, 2007, salaries and employee benefits increased by $66,000 over the amount for the 2006 period primarily as a result of opening the new Seneca office. Net occupancy and furniture and equipment expenses increased by an aggregate of $60,000.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices which are located in Seneca, Walhalla and Westminster. The Anderson County market is served from offices in Anderson and Williamston. The Company started construction of an additional office on Highway 81 in Anderson County during the second quarter of 2007. This new office is expected to open for business during the fourth quarter of 2007.

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

         As of June 30, 2007, the ratio of loans to total deposits was 68.9%, compared with 65.9% as of December 31, 2006. Deposits as of June 30, 2007 were $328,185,000, an increase of $20,228,000 or 6.6% over the amount as of December 31, 2006. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $1,304,000 since December 31, 2006 as the result of net income of $1,896,000 for the first six months of 2007, less a $668,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects and $76,000 received from the exercise of employee stock options. Unrealized losses on available-for-sale securities are not considered to be other than temporary. The Company's available-for-sale securities consist of debt issuances of government-sponsored enterprises. While not directly guaranteed by the U. S. Government, these issues are generally considered to be of high quality and default risk is believed to be remote. Therefore, the changes in market values are believed to be the result only of changes in market interest rates. In addition, the Company currently has both the intent and the ability to hold such securities until the market value recovers, including until maturity.

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

         The June 30, 2007 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                                Tier 1     Capital    Leverage
                                                ------     -------    --------
Community First Bancorporation ...............   15.1%      16.1%       9.7%
Community First Bank .........................   14.6%      15.5%       9.3%
Minimum "well-capitalized" requirement .......    6.0%      10.0%       6.0%
Minimum requirement ..........................    4.0%       8.0%       5.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                  June 30, 2007
                                  -------------
                                   (Dollars in
                                   thousands)
Loan commitments ...............  $ 44,874
Standby letters of credit ......     1,114


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months or six months ended June 30, 2007.

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

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of June 30 2007, the model indicates that net interest income would decrease $59,000 and net income would decrease $38,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would increase $83,000 and net income would increase $53,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of June 30, 2007, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 24, 2007, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of three directors to hold office for three-year terms:

                                                     SHARES VOTED
                                       -----------------------------------------
                                                      AUTHORITY       BROKER
         DIRECTORS                         FOR         WITHHELD     NON-VOTES
                                           ---         --------     ---------

         Blake L. Griffith .........   1,931,920          0            0
         Robert H. Edwards .........   1,931,920          0            0
         Gary V. Thrift ............   1,931,920          0            0

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2007 annual meeting: James E. McCoy - 2008, James E. Turner - 2008, Charles L. Winchester - 2008, Larry S. Bowman, MD - 2009, William M. Brown
- 2009, John R. Hamrick - 2009, and Frederick D. Shepherd, Jr. - 2009.


Item 6. - Exhibits

Exhibits      31.  Rule 13a-14(a)/15d-14(a) Certifications

              32.  Certifications  Pursuant  to 18  U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMMUNITY FIRST BANCORPORATION

August 9, 2007                     /s/ Frederick D. Shepherd, Jr.
-----------------                  ---------------------------------------------
         Date Frederick D. Shepherd, Jr., Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX


             31. Rule 13a-14(a)/15d-14(a) Certifications

             32.  Certifications  Pursuant  to 18  U.S.C. Section 1350