Form 10-Q
period 2007-09-30
COMMUNITY FIRST BANCORP
filed 2007-11-14
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007      Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
           ---------------------------------------------------------------------
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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 2,973,194 Shares Outstanding on November 1, 2007

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                                                           3
                  Consolidated Statements of Income                                                                     4
                  Consolidated Statements of Changes in Shareholders' Equity                                            5
                  Consolidated Statements of Cash Flows                                                                 6
                  Notes to Unaudited Consolidated Financial Statements
                                                                                                                        7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                 8
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                           17
Item 4T.          Controls and Procedures                                                                              18

PART II -         OTHER INFORMATION

Item 6.           Exhibits                                                                                             18

SIGNATURE
                                                                                                                       19

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                     September 30,      December 31,
                                                                                                          2007              2006
                                                                                                          ----              ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   8,455        $   6,952
     Interest bearing balances due from banks ..................................................              230               67
     Federal funds sold ........................................................................           10,948           24,126
                                                                                                        ---------        ---------
         Cash and cash equivalents .............................................................           19,633           31,145
     Securities available-for-sale .............................................................          100,786          102,487
     Securities held-to-maturity (fair value $5,770 for 2007 and $6,530 for 2006) ..............            5,864            6,595
     Other investments .........................................................................              840              980
     Loans .....................................................................................          236,907          202,966
         Allowance for loan losses .............................................................           (2,371)          (2,242)
                                                                                                        ---------        ---------
            Loans - net ........................................................................          234,536          200,724
     Premises and equipment - net ..............................................................            8,228            7,937
     Accrued interest receivable ...............................................................            2,508            2,182
     Other assets ..............................................................................            8,637            1,859
                                                                                                        ---------        ---------

            Total assets .......................................................................        $ 381,032        $ 353,909
                                                                                                        =========        =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  42,553        $  40,576
         Interest bearing ......................................................................          294,613          267,381
                                                                                                        ---------        ---------
            Total deposits .....................................................................          337,166          307,957
     Short-term borrowings .....................................................................                -            4,500
     Long-term debt ............................................................................            4,500            5,500
     Accrued interest payable ..................................................................            2,771            2,703
     Other liabilities .........................................................................              261               34
                                                                                                        ---------        ---------
            Total liabilities ..................................................................          344,698          320,694
                                                                                                        ---------        ---------

Shareholders' equity
     Common stock - no par  value; 10,000,000 shares authorized; issued and outstanding - 2,973,194 for 2007 and
         2,958,558 for 2006 ....................................................................           30,144           30,061
     Additional paid-in capital ................................................................              593              593
     Retained earnings .........................................................................            5,952            3,285
     Accumulated other comprehensive income (loss) .............................................             (355)            (724)
                                                                                                        ---------        ---------
            Total shareholders' equity .........................................................           36,334           33,215
                                                                                                        ---------        ---------

            Total liabilities and shareholders' equity .........................................        $ 381,032        $ 353,909
                                                                                                        =========        =========



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                 (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                                 Three Months                     Nine Months
                                                                                 ------------                     -----------
                                                                           2007              2006            2007             2006
                                                                           ----              ----            ----             ----
                                                                             (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................          $ 4,632          $ 3,567          $12,885          $10,000
     Interest bearing balances due from banks ..................                3                -                4                4
     Securities
     Taxable ...................................................              975              995            2,907            2,883
     Tax-exempt ................................................              212              178              616              456
     Other investments .........................................               14               14               43               38
     Federal funds sold ........................................              145              188            1,007            1,011
                                                                          -------          -------          -------          -------
         Total interest income .................................            5,981            4,942           17,462           14,392
                                                                          -------          -------          -------          -------

Interest expense
     Time deposits $100M and over ..............................            1,038              808            2,901            2,273
     Other deposits ............................................            2,283            1,809            6,718            5,100
     Short-term borrowings .....................................                -                -                3                2
     Long-term debt ............................................               46               55              155              178
                                                                          -------          -------          -------          -------
         Total interest expense ................................            3,367            2,672            9,777            7,553
                                                                          -------          -------          -------          -------

Net interest income ............................................            2,614            2,270            7,685            6,839
Provision for loan losses ......................................              150               15              270               65
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            2,464            2,255            7,415            6,774
                                                                          -------          -------          -------          -------

Other income
     Service charges on deposit accounts .......................              394              404            1,071            1,150
     ATM interchange and other fees ............................              115               96              336              279
     Credit life insurance commissions .........................                8               15               24               37
     Other income ..............................................               66               44              140              171
                                                                          -------          -------          -------          -------
         Total other income ....................................              583              559            1,571            1,637
                                                                          -------          -------          -------          -------

Other expenses
     Salaries and employee benefits ............................            1,130              804            2,844            2,452
     Net occupancy expense .....................................              116               89              318              237
     Furniture and equipment expense ...........................              111              113              321              317
     Amortization of computer software .........................               62               69              179              202
     ATM interchange and related expenses ......................               66               66              215              208
     Directors' fees ...........................................               20               38               67              162
     Other expense .............................................              396              290            1,133            1,003
                                                                          -------          -------          -------          -------
         Total other expenses ..................................            1,901            1,469            5,077            4,581
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            1,146            1,345            3,909            3,830
Income tax expense .............................................              375              441            1,242            1,273
                                                                          -------          -------          -------          -------
Net income .....................................................          $   771          $   904          $ 2,667          $ 2,557
                                                                          =======          =======          =======          =======

Per share*
     Net income ................................................          $  0.26          $  0.31          $  0.89          $  0.87
     Net income, assuming dilution .............................             0.24             0.28             0.84             0.81
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

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                         (Unaudited)

                                                                   Common Stock                             Accumulated
                                                                   ------------     Additional                   Other
                                                               Number of              Paid-in     Retained  Comprehensive
                                                                Shares      Amount    Capital     Earnings   Income (Loss)   Total
                                                                ------      ------    -------     --------   -------------   -----
                                                                                       (Dollars in thousands)

Balance, January 1, 2006 ..................................   2,798,409   $  26,956   $       -   $   3,296   $  (1,397)   $  28,855
                                                                                                                           ---------

Comprehensive income:
    Net income ............................................           -           -           -       2,557           -        2,557
                                                                                                                           ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of
      income taxes of $159 ................................           -           -           -           -         283          283
                                                                                                                           ---------
    Total other comprehensive income ......................           -           -           -           -           -          283
                                                                                                                           ---------
    Total comprehensive income ............................           -           -           -           -           -        2,840
                                                                                                                           ---------
Share-based compensation ..................................           -           -         178           -           -          178
Exercise of employee stock options ........................      19,579          83           -           -           -           83
                                                              ---------   ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2006 ...............................   2,817,988   $  27,039   $     178   $   5,853   $  (1,114)   $  31,956
                                                              =========   =========   =========   =========   =========    =========



Balance, January 1, 2007 ..................................   2,958,558   $  30,061   $     593   $   3,285   $    (724)   $  33,215
                                                                                                                           ---------

Comprehensive income:
    Net income ............................................           -           -           -       2,667           -        2,667
                                                                                                                           ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of
      income taxes of $207 ................................           -           -           -           -         369          369
                                                                                                                           ---------
    Total other comprehensive income ......................           -           -           -           -           -          369
                                                                                                                           ---------
    Total comprehensive income ............................           -           -           -           -           -        3,036
                                                                                                                           ---------
Exercise of employee stock options ........................      14,636          83           -           -           -           83
                                                              ---------   ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2007 ...............................   2,973,194   $  30,144   $     593   $   5,952   $    (355)   $  36,334
                                                              =========   =========   =========   =========   =========    =========
















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                          2007                 2006
                                                                                                          ----                 ----
                                                                                             (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,667          $  2,557
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................              270                65
            Depreciation .......................................................................              298               273
            Amortization of net loan (fees) and costs ..........................................             (174)             (143)
            Securities accretion and premium amortization ......................................               65               116
            Net (gain) or loss on sale of foreclosed assets ....................................                -               (31)
            Increase in interest receivable ....................................................             (326)             (431)
            Increase in interest payable .......................................................               68               330
            Increase in prepaid expenses and other assets ......................................               (3)              (52)
            Increase (decrease) in other accrued expenses ......................................              227               (21)
            Increase in cash surrender value of bank-owned life insurance ......................              (33)                -
            Share-based compensation ...........................................................                -               178
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            3,059             2,841
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (17,448)          (24,763)
     Maturities, calls and paydowns of securities available-for-sale ...........................           19,655            16,463
     Maturities, calls and paydowns of securities held-to-maturity .............................              736               893
     Purchases of other investments ............................................................                -               (32)
     Proceeds of sales of other investments ....................................................              140                 -
     Net increase in loans made to customers ...................................................          (33,908)          (24,587)
     Purchases of premises and equipment .......................................................             (589)           (1,465)
     Proceeds of sale of foreclosed assets .....................................................               15               168
     Proceeds of sale of real estate held for sale .............................................               36                 -
     Purchases of bank-owned life insurance ....................................................           (7,000)                -
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (38,363)          (33,323)
                                                                                                         --------          --------

Financing activities
     Net (decrease) increase  in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           (8,925)           10,323
     Net increase in certificates of deposit and other
         time deposits .........................................................................           38,134             5,953
     Net decrease in short-term borrowings .....................................................           (4,500)           (3,500)
     Repayment of long-term debt ...............................................................           (1,000)           (1,000)
     Exercise of employee stock options ........................................................               83                83
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................           23,792            11,859
                                                                                                         --------          --------
Decrease in cash and cash equivalents ..........................................................          (11,512)          (18,623)
Cash and cash equivalents, beginning ...........................................................           31,145            32,450
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 19,633          $ 13,827
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
         Interest, net of $18 capitalized during construction in 2006 ..........................         $  9,709          $  7,223
         Income taxes ..........................................................................            1,278             1,347
     Noncash investing and financing activities:
         Transfer of loans to other real estate ................................................                -                41
         Other comprehensive income ............................................................              369               283

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

Nonperforming Loans - As of September 30, 2007, there were $426,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

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

                                                                                               (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                              Three Months                      Nine Months
                                                                              ------------                      -----------
                                                                          2007             2006             2007             2006
                                                                          ----             ----             ----             ----
                                                                            (Dollars in thousands, except per share amounts)
Net income per share, basic
  Numerator - net income .......................................       $      771       $      904       $    2,667       $    2,557
                                                                       ==========       ==========       ==========       ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...................................        2,972,583        2,952,488        2,971,486        2,943,101
                                                                       ==========       ==========       ==========       ==========

         Net income per share, basic ...........................       $      .26       $      .31       $      .89       $      .87
                                                                       ==========       ==========       ==========       ==========

Net income per share, assuming dilution
  Numerator - net income .......................................       $      771       $      904       $    2,667       $    2,557
                                                                       ==========       ==========       ==========       ==========
  Denominator
    Weighted average common shares
       issued and outstanding ..................................        2,972,583        2,952,488        2,971,486        2,943,101
    Effect of dilutive stock options ...........................          208,615          199,391          195,486          195,342
                                                                       ----------       ----------       ----------       ----------
               Total shares ....................................        3,181,198        3,151,879        3,166,972        3,138,443
                                                                       ==========       ==========       ==========       ==========

        Net income per share, assuming dilution ................       $      .24       $      .28       $      .84       $      .81
                                                                       ==========       ==========       ==========       ==========

Share-Based Compensation - As of September 30, 2007, the Company has two share-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-officer directors under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment"("SFAS 123(R)) using the modified prospective application method. Total share-based compensation expenses included in salaries and employee benefits and directors fees were $38,000 and $17,000, respectively, for the three month period, and $98,000 and $80,000, respectively, for the nine month period ended September 30, 2006. During the fourth quarter of 2006, the Company accelerated the vesting of all options then outstanding and there have been no grants of options during 2007. Consequently, no share-based compensation expense is recognized in the 2007 period.

Salary  Continuation  Agreement - On July 31, 2007,  the Company  entered into a
Salary Continuation Agreement with its Chief Executive Officer, which was effective as of January 1, 2007. The Agreement is being accounted for under the provisions of Accounting Principles Board Opinion No. 12 and Financial Accounting Standards Board Statements No. 106 and 111, as applicable. During the three and nine periods of 2007, salaries and benefits expense of $290,000 was recognized for this agreement.

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

Changes in Financial Condition

         During the three months ended September 30, 2007, loans grew by $10,936,000, or 4.8%, and securities available-for-sale decreased by $3,873,000, or 3.7%. Total deposits increased by $8,981,000, or 2.7%, during the 2007 third quarter, due to higher amounts of public deposits. The Company also purchased bank-owned life insurance of $7,000,000 during the third quarter of 2007. This asset is intended to fund certain retirement benefits of the Company's Chief Executive Officer under the terms of an agreement dated July 31, 2007. The Company accrued $290,000 for those benefits during the third quarter of 2007.

         Loans grew by $33,941,000, or 16.7% and, as noted above, bank-owned life insurance of $7,000,000 was purchased during the 2007 nine month period. These items were funded primarily by an increase of $27,232,000, or 10.2%, in interest bearing deposits and a reduction of $13,178,000 in federal funds sold during the period. The Company reduced its short-term borrowings by $4,500,000 during the 2007 nine month period.

         The Company believes that it continues to have sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers, while maintaining its exposure to any further increases in interest rates at an acceptable level.

Results of Operations

Three Months Ended September 30, 2007 and 2006

         The Company recorded consolidated net income of $771,000 or $.26 per share for the third quarter of 2007 compared with net income of $904,000 and earnings per share of $.31 for the third quarter of 2006. Net income per share, assuming dilution was $.24 for the 2007 quarter and $.28 for the 2006 period. Net income per share amounts for 2006 have been retroactively adjusted to reflect a five percent stock dividend effective December 18, 2006.

         Loan growth was primarily responsible for higher interest income for the 2007 third quarter. Higher rates paid on, and increased volumes of, time deposits combined to increase interest expense. In the 2007 third quarter, the Company continued to incur higher occupancy expenses associated with its new Seneca, SC office and began incurring expenses related to training of personnel and publicity for its new banking office in Anderson, SC, which opened for business early in the fourth quarter of 2007. The Company also incurred higher expenses for public relations and professional services during the 2007 period. In addition, the Company incurred expenses of $290,000 related to a salary continuation agreement entered into with its Chief Executive Officer on July 31, 2007. The contract terms were made effective as of January 1, 2007, however, and the current three month period reflects a disproportionate share of the expense. Such expenses for the fourth quarter of 2007 are expected to be approximately $97,000. Income tax expense was reduced due to the lower amount of net income before taxes.

                                                                                Summary Income Statement
                                                                                ------------------------
                                                                                (Dollars in thousands)
For the Three Months Ended September 30,                     2007               2006             Dollar Change     Percentage Change
                                                             ----               ----             -------------     -----------------
Interest income ....................................       $ 5,981             $ 4,942             $ 1,039               21.0%
Interest expense ...................................         3,367               2,672                 695               26.0%
                                                           -------             -------             -------
Net interest income ................................         2,614               2,270                 344               15.2%
Provision for loan losses ..........................           150                  15                 135              900.0%
Noninterest income .................................           583                 559                  24                4.3%
Noninterest expenses ...............................         1,901               1,469                 432               29.4%
Income tax expense .................................           375                 441                 (66)             -15.0%
                                                           -------             -------             -------
Net income .........................................       $   771             $   904             $  (133)             -14.7%
                                                           =======             =======             =======

Nine Months Ended September 30, 2007 and 2006

         The Company recorded consolidated net income of $2,667,000 or $.89 per share for the first nine months of 2006 compared with net income of $2,557,000 and earnings per share of $.87 for the same period of 2006. Net income per share, assuming dilution was $.84 for the 2007 nine months and $.81 for the same period of 2006. Net income per share amounts for 2006 have been retroactively adjusted to reflect the five percent stock dividend effective December 18, 2006.

         Increases in interest income, interest expenses and net interest income for the 2007 nine month period reflect the effects of loan growth, higher rates earned on securities and loans, and higher rates paid for, and higher volumes of, interest bearing deposits, especially time deposits.

         Salaries and employee benefits and directors' fees for the 2006 nine month period included approximately $178,000 representing the effect of the adoption of SFAS 123(R). No such amounts were incurred during the 2007 period. The Company incurred higher legal and other professional fees in the 2007 period primarily due to expenses associated with the recent contractual agreements between the Company and its Chief Executive Officer. The Company previously has not provided for the chief executive officer's retirement except to the extent that matching contributions were made in conjunction with his participation in the Company's 401(k) plan. During the third quarter of 2007, the Company purchased life insurance that will be used to fund its liability under this arrangement. It is expected that increases in the cash surrender value of the life insurance will substantially offset the effects on earnings of the Company's anticipated liability.

                                                                                Summary Income Statement
                                                                                ------------------------
                                                                                 (Dollars in thousands)
For the Nine Months Ended September 30,                      2007                2006           Dollar Change     Percentage Change
                                                             ----                ----           -------------     -----------------
Interest income ....................................       $17,462             $14,392             $ 3,070               21.3%
Interest expense ...................................         9,777               7,553               2,224               29.4%
                                                           -------             -------             -------
Net interest income ................................         7,685               6,839                 846               12.4%
Provision for loan losses ..........................           270                  65                 205              315.4%
Noninterest income .................................         1,571               1,637                 (66)             -4.0%
Noninterest expenses ...............................         5,077               4,581                 496               10.8%
Income tax expense .................................         1,242               1,273                 (31)             -2.4%
                                                           -------             -------             -------
Net income .........................................       $ 2,667             $ 2,557             $   110                4.3%
                                                           =======             =======             =======

Net Interest Income

         Net interest income, the principal source of the Company's earnings, was higher in both the 2007 three month and nine month periods. Changes in the composition of earning assets and interest bearing liabilities, combined with more responsive practices with regard to changing the initial interest rates offered for deposits and charged for fixed-rate loans, led to these increases.

         In August and September 2007, the Federal Reserve Board reduced its discount rate by a total of 100 basis points. These adjustments were made in response to the well-publicized concerns about imminent interest rate "resets" associated with subprime mortgage loans, which could cause some borrowers' payments to increase so significantly as to be unaffordable and result in significantly increased foreclosure rates. The Company generally does not originate subprime mortgage loans. Most of the mortgage loans originated by the Company are retained and serviced by the Bank and are underwritten using traditional mortgage guidelines.

         In response to the Federal Reserve's rate cuts, the Bank lowered the rates it offers for deposits late in the third quarter of 2007. Approximately $72,000,000 of savings and money market accounts were potentially subject to such immediate rate changes as of September 30, 2007. Yields on variable rate loans which are indexed to the prime rate were similarly reduced during the 2007 third quarter. Variable rate loans totaled $71,980,000 at the end of the 2007 third quarter.

Three Months Ended September 30, 2007 and 2006

         For the third quarter of 2007, net interest income totaled $2,614,000, an increase of $344,000 over the amount for the same period of 2006. The Company's interest rate spread for the third quarter of 2007 was 2.15%, an increase of 8 basis points over the 2.07% interest rate spread for the third quarter of 2006. Net yield on earning assets for the 2007 third quarter was 2.91%, an increase of 12 basis points over the 2006 third quarter net yield. The average amount of the Company's higher yielding loan category for the third quarter of 2007 was 23.3% more than for the third quarter of 2006. Interest rates associated with those loans in the 2007 period were 40 basis points higher than in the 2006 period. As a result, interest income on loans was $1,065 higher in the 2007 three month period. Rates associated with other significant categories of earning assets were higher in the 2007 three month period as well and the yield on earning assets for the 2007 period was 57 basis points higher than for the 2006 period.

         Rates paid for interest bearing liabilities also generally increased above the prior year level. Rates paid for time deposits rose most dramatically and rates paid for other types of interest bearing deposit accounts and for borrowings rose only modestly or fell. Average amounts of time deposits outstanding for the 2007 period increased by $29,540,000, or 15.8%, over the amount for the 2006 period.

                                                                             Average Balances, Yields and Rates
                                                                              Three Months Ended September 30,
                                                                              --------------------------------
                                                                      2007                                       2006
                                                                      ----                                       ----
                                                                    Interest                                   Interest
                                                        Average     Income/        Yields/        Average      Income/      Yields/
                                                       Balances     Expense       Rates (1)       Balances     Expense     Rates (1)
                                                       --------     -------       ---------       --------     -------     ---------
                                                                                    (Dollars in thousands)
Assets
Interest-bearing balances due from banks ........    $      227     $     3       5.24%         $      46     $     -         0.00%
Securities
      Taxable ...................................        93,000         975       4.16%           101,222         995         3.90%
      Tax exempt (2) ............................        19,574         212       4.30%            18,346         178        3.85%
                                                     ----------     -------                     ---------     -------
           Total investment securities ..........       112,574       1,187       4.18%           119,568       1,173         3.89%
Other investments ...............................           845          14       6.57%               980          14         5.67%
Federal funds sold ..............................        11,770         145       4.89%            14,246         188         5.24%
Loans (2) (3) (4) ...............................       231,452       4,632       7.94%           187,669       3,567         7.54%
                                                     ----------     -------                     ---------     -------
           Total interest earning assets ........       356,868       5,981       6.65%           322,509       4,942         6.08%
Cash and due from banks .........................         8,698                                     6,331
Allowance for loan losses .......................        (2,302)                                   (2,268)
Valuation allowance - Available-for-
      sale securities ...........................        (1,602)                                   (2,701)
Premises and equipment ..........................         8,227                                     7,815
Other assets ....................................         6,560                                     4,051
                                                     ----------                                 ---------
           Total assets .........................    $  376,449                                 $ 335,737
                                                     ==========                                 =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts .....    $   57,297     $   457       3.16%         $  51,698     $   406         3.12%
      Savings ...................................        19,068          92       1.91%            20,826         118         2.25%
      Time deposits $100M and over ..............        85,990       1,038       4.79%            72,426         808         4.43%
      Other time deposits .......................       130,076       1,734       5.29%           114,100       1,285          4.47%
                                                     ----------     -------                     ---------     -------
           Total interest bearing
             deposits ...........................       292,431       3,321       4.51%           259,050       2,617         4.01%
Long-term debt ..................................         4,500          46       4.06%             5,500          55         3.97%
                                                     ----------     -------                     ---------     -------
           Total interest bearing
             liabilities ........................       296,931       3,367       4.50%           264,550       2,672         4.01%
Noninterest bearing demand deposits .............        41,084                                    38,053
Other liabilities ...............................         3,061                                     2,398
Shareholders' equity ............................        35,373                                    30,736
                                                     ----------                                 ---------
           Total liabilities and shareholders'
           equity ...............................    $  376,449                                 $ 335,737
                                                     ==========                                 =========
Interest rate spread ............................                                 2.15%                                       2.07%
Net interest income and net yield
      on earning assets .........................                   $ 2,614       2.91%                       $ 2,270         2.79%
Interest free funds supporting earning
      assets ....................................    $   59,937                                 $  57,959

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis. (4) Includes immaterial amounts of loan fees.

Nine Months Ended September 30, 2007 and 2006

         For the first nine months of 2007, net interest income totaled $7,685,000, an increase of $846,000, or 12.4%, over the amount for the same period of 2006. The Company's interest rate spread for the 2007 nine month period was 2.13%, only slightly lower than the 2.14% spread for the 2006 period. The yield on interest earning assets increased to 6.54% for the 2007 period, compared with 5.90% for the 2006 period, due to higher rates earned on all significant categories of earning assets, but especially as related to loans. A significant portion of the Company's loans are variable rate instruments that are repriced in response to changes in the "prime rate." Also, for all loans with original anticipated maturities of more than five years, the Company generally includes a provision that allows it to adjust the interest rate on each loan at least every five years.

         Rates paid for interest bearing liabilities during the 2007 nine month period were 65 basis points higher than for the 2006 period. Rates paid for time deposits during the 2007 period were 79 basis points higher than in the 2006 period. The average amounts of time deposits outstanding during the 2007 period were $17,949,000, or 9.6%, more than in the 2006 period. Rates paid for interest bearing transaction accounts for the 2007 nine month period were 46 basis points more than for the same period of 2006 and the average amount of such accounts in the 2007 period was $13,228,000, or 30.0%, more than for the 2006 period. Increases in rates paid for other interest-bearing funding sources were less significant.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices, which are located in Seneca, Walhalla and Westminster. The Company currently is using its temporary facility at the Westminster location and there presently are no firm plans, timetables or budgets for constructing a permanent facility for this office. The Anderson
County market is served from three offices in Anderson and Williamston, including an office on Highway 81 in Anderson County opened early in the fourth quarter of 2007.

                                                                            Average Balances, Yields and Rates
                                                                             Nine Months Ended September 30,
                                                                      2007                                       2006
                                                                      ----                                       ----
                                                                    Interest                                   Interest
                                                        Average     Income/       Yields/        Average       Income/     Yields/
                                                       Balances     Expense      Rates (1)       Balances      Expense    Rates (1)
                                                       --------     -------      ---------       --------      -------    ---------
                      (Dollars in thousands)
Assets
Interest-bearing balances due from banks             $      141     $     4        3.79%       $     103          $ 4        5.19%
Securities
      Taxable                                            91,100       2,907        4.27%         100,842        2,883        3.82%
      Tax exempt (2)                                     19,588         616        4.20%          15,646           456       3.90%
                                                     ----------     -------                    ---------         ----
           Total investment securities                  110,688       3,523        4.26%         116,488        3,339        3.83%
Other investments                                           904          43        6.36%             969           38        5.24%
Federal funds sold                                       25,733       1,007        5.23%          28,776        1,011        4.70%
Loans (2) (3) (4)                                       219,261      12,885        7.86%         179,560       10,000        7.45%
                                                     ----------     -------                    ---------      -------
           Total interest earning assets                356,727      17,462        6.54%         325,896       14,392        5.90%
Cash and due from banks                                   8,256                                    6,586
Allowance for loan losses                                (2,253)                                  (2,266)
Valuation allowance - Available-for-
      sale securities                                    (1,282)                                  (2,607)
Premises and equipment                                    8,048                                    7,451
Other assets                                              4,673                                    3,973
                                                     ----------                                ---------
           Total assets                              $  374,169                                $ 339,033
                                                     ==========                                =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts          $   57,293     $ 1,373        3.20%       $  44,065        $ 903        2.74%
      Savings                                            28,282         616        2.91%          30,946          617        2.67%
      Time deposits $100M and over                       82,312       2,901        4.71%          73,978        2,273        4.11%
      Other time deposits                               123,391       4,729        5.12%         113,776        3,580        4.21%
                                                     ----------     -------                    ---------       ------
           Total interest bearing
             deposits                                   291,278       9,619        4.42%         262,765        7,373        3.75%
Short-term borrowings                                        17           3       23.59%              26            2       10.28%
Long-term debt                                            5,119         155        4.05%           6,108          178        3.90%
                                                     ----------     -------                    ---------         ----
           Total interest bearing
             liabilities                                296,414       9,777        4.41%         268,899        7,553        3.76%
Noninterest bearing demand deposits                      40,028                                   37,727
Other liabilities                                         3,139                                    2,482
Shareholders' equity                                     34,588                                   29,925
                                                     ----------                                ---------
           Total liabilities and shareholders'
           equity                                    $  374,169                                $ 339,033
                                                     ==========                                =========
Interest rate spread                                                               2.13%                                     2.14%
Net interest income and net yield
      on earning assets                                             $ 7,685        2.88%                      $ 6,839        2.81%
Interest free funds supporting earning
      assets                                         $   60,313                                $  56,997

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis. (4) Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $150,000 for the third quarter of 2007 compared with $15,000 for the third quarter of 2006. For the first nine months of 2007, the provision for loan losses was $270,000, compared with $65,000 for the first nine months of 2006. At September 30, 2007, the allowance for loan losses was 1.00% of loans, compared with 1.10% at December 31, 2006. The increase in the provision and allowance was made as a result of moderate increases in the amounts of nonaccrual and potential problem loans and net charge-offs and higher volumes of loans.

         For the first nine months of 2007, net charge-offs totaled $141,000, compared with $72,000 in net charge offs during the same period of 2006. As of September 30, 2007, nonaccrual loans totaled $426,000 and there were no loans 90 days or more past due and still accruing interest. As of September 30, 2006, there were $481,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                         Nine Months                                 Nine Months
                                                                            Ended             Year Ended               Ended
                                                                         September 30,        December 31,           September 31,
                                                                         -------------        ------------           -------------
                                                                                         (Dollars in thousands)
Allowance at beginning of period .................................       $   2,242             $   2,266             $   2,266
Provision for loan losses ........................................             270                    65                    65
Net charge-offs ..................................................            (141)                  (89)                  (72)
                                                                         ---------             ---------             ---------
Allowance at end of period .......................................       $   2,371             $   2,242             $   2,259
                                                                         =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................            1.00%                 1.10%                 1.16%
Loans at end of period ...........................................       $ 236,907             $ 202,966             $ 193,935
                                                                         =========             =========             =========

Non-Performing and Potential Problem Loans

                                                        90 Days or
                                                       More Past Due     Total Non-        Percentage                     Percentage
                                        Nonaccruing     and Still        performing         of Total     Potential         of Total
                                          Loans          Accruing         Loans              Loans     Problem Loans         Loans
                                          -----          --------         -----              -----     -------------         -----
                                                                           (Dollars in thousands)
January 1, 2006 ................         $  900          $    5          $  905              0.53%       $2,148             1.27%
Net change .....................           (321)             (5)           (326)                            615
                                         ------          ------          ------                          ------
March 31, 2006 .................            579               -             579              0.34%        2,763             1.61%
Net change .....................            (82)              -             (82)                          1,047
                                         ------          ------          ------                          ------
June 30, 2006 ..................            497               -             497              0.27%        3,810             2.05%
Net change .....................            (16)              -             (16)                          (151)
                                         ------          ------          ------                          ------
September 30, 2006 .............            481               -             481              0.25%        3,659             1.89%
Net change .....................           (431)              -            (431)                           (483)
                                         ------          ------          ------                          ------
December 31, 2006 ..............             50               -              50              0.02%        3,176             1.56%
Net change .....................            143               -             143                            (151)
                                         ------          ------          ------                          ------
March 31, 2007 .................            193               -             193              0.09%        3,025             1.43%
Net change .....................            219               -             219                              97
                                         ------          ------          ------                          ------
June 30, 2007 ..................            412               -             412              0.18%        3,122             1.38%
Net change .....................             14               -              14                             106
                                         ------          ------          ------                          ------
September 30, 2007 .............         $  426          $    -          $  426              0.18%       $3,228             1.36%
                                         ======          ======          ======                          ======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. Management believes that potential problem loans reflect circumstances unique to each individual borrower. The Company does not currently originate or invest in, nor has it historically originated or invested in, significant amounts of subprime mortgage loans.

Noninterest Income

         Noninterest income totaled $583,000 for the third quarter of 2007, compared with $559,000 for the 2006 quarter. Service charges on deposit accounts in the 2007 quarter were $394,000 representing a decrease of $10,000 from the prior year period. Increases in the cash surrender value of bank-owned life insurance obtained in the third quarter of 2007 totaled $33,000. There were no sales of any securities in either the 2007 or 2006 period.

         For the nine months ended September 30, 2007, noninterest income totaled $1,571,000, compared with $1,637,000 for the same period of 2006.
Service charges on deposit accounts in the 2007 period were $1,071,000 representing a decrease of $79,000 from the prior year period. There were no sales of any securities in either the 2007 or 2006 period. A gain of $31,000 from the sale of foreclosed assets was recognized in the 2006 period; there has been no such gain in 2007. During the 2007 period, $33,000 of increases in the cash surrender value of life insurance were recognized.

Noninterest Expenses

         Noninterest expenses totaled $1,901,000 for the third quarter of 2007 compared with $1,469,000 for the same period of 2006, representing an increase of $432,000 or 29.4%. Salaries and employee benefits increased by $326,000, or 40.5%, to $1,130,000. During the 2006 period, share-based compensation expense of $38,000 was recognized due to the adoption of SFAS 123(R). No share-based compensation expense was recognized in the 2007 period. During the three and nine month periods of 2007, $290,000 was accrued for a salary continuation agreement with the Company's chief executive officer. The agreement was reached on July 31, 2007 and was effective as of January 1, 2007.

         Occupancy and furniture and equipment expenses for the third quarter of 2007 increased by $25,000 compared with 2006 primarily due to the Company's occupancy of new corporate offices and the opening of the new banking office in Seneca, SC, as well as higher maintenance expenses associated with the Company's equipment. Directors' fees for the 2006 three month period include $17,000 of share-based compensation expenses that resulted from the adoption of SFAS 123(R). No share-based expenses were recognized in the 2007 period. In addition, higher expenses were incurred in 2007 for stationery, supplies and promotional expenses resulting from the opening of the new corporate offices and additional banking offices. Legal and consulting expenses were higher in the 2007 period as a result of expenses incurred in negotiating agreements with the Company's Chief Executive Officer.

         For the nine months ended September 30, 2007, salaries and employee benefits increased by $392,000, or 16.0%, over the amount for 2006. No share-based compensation expense was recognized in the 2007 period, while $98,000 of such expenses were recognized in the 2006 period. The increase in salaries and benefits for 2007 is attributable to an increase in the number of employees for the new Seneca and Anderson offices, higher costs of providing health insurance benefits, the aforementioned expense for the Chief Executive's Salary Continuation Agreement, and normal salary increases. Net occupancy and furniture and equipment expenses increased by an aggregate of $85,000, or 15.3%. Early in the second quarter of 2006, the Company moved its corporate offices into a newly constructed office building in Seneca, SC that also houses a new full-service banking office. The new Anderson office was opened early in the fourth quarter of 2007 and, consequently, had no effect on this increase. Other expenses increased due to legal and consulting fees as discussed in the preceding paragraph. During the first nine months of 2006, the Company recognized share-based expenses for directors fees of $80,000. No such expenses were incurred in the 2007 period.

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

         As of September 30, 2007, the ratio of loans to total deposits was 70.3%, compared with 65.9% as of December 31, 2006. Deposits as of September 30, 2007 were $337,166,000, an increase of $29,209,000 or 9.5% over the amount as of December 31, 2006. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $3,119,000 since December 31, 2006 as the result of net income of $2,667,000 for the first nine months of 2007, $83,000 from the exercise of employee stock options, plus a $369,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects.

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

         The September 30, 2007 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                               Total
                                                   Tier 1     Capital   Leverage
                                                   ------     -------   --------
Community First Bancorporation .................    14.6%      15.6%      9.7%
Community First Bank ...........................    14.1%      15.1%      9.4%
Minimum "well-capitalized" requirement .........     6.0%      10.0%      6.0%
Minimum requirement ............................     4.0%       8.0%      5.0%

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

         Following  are  the   off-balance-sheet   financial  instruments  whose
contract amounts represent credit risk:

                                                            September 30, 2007
                                                            ------------------
                                                          (Dollars in thousands)
Loan commitments ..........................................       $54,529
Standby letters of credit .................................           774

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

         Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for either the nine months or three months ended September 30, 2007.

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

         The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of September 30 2007, the model indicates that net interest income would increase $14,000 and net income would increase $9,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $35,000 and net income would decrease $22,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

         As of September 30, 2007, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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


                           PART II - OTHER INFORMATION

Item 6. - Exhibits

10.1      Employment   Agreement  among  Community  First   Bancorporation,
          Community First Bank and Frederick D. Shepherd, Jr. (incorporated by reference to Form 8-K filed August 6, 2007).

10.2 Salary Continuation Agreement between Community First Bank and Frederick D. Shepherd, Jr. (incorporated by reference to Form 8-K filed on August 6, 2007).

31.       Rule 13a-14(a)/15d-14(a) Certifications

32.       Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMMUNITY FIRST BANCORPORATION

November 14, 2007             /s/ Frederick D. Shepherd, Jr.
-----------------             -------------------------------------------------
         Date                     Frederick D. Shepherd, Jr., Chief
                                  Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX


10.1      Employment   Agreement  among  Community  First   Bancorporation,
          Community First Bank and Frederick D. Shepherd, Jr. (incorporated by reference to Form 8-K filed August 6, 2007).

10.2 Salary Continuation Agreement between Community First Bank and Frederick D. Shepherd, Jr. (incorporated by reference to Form 8-K filed on August 6, 2007).

31.       Rule 13a-14(a)/15d-14(a) Certifications

32.       Certifications Pursuant to 18 U.S.C. Section 1350