Form 10-K
period 2007-12-31
COMMUNITY FIRST BANCORP
filed 2008-03-31
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007        Commission File No. 000-29640

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]             Accelerated filer [ ]

         Non-accelerated filer [ ]               Smaller Reporting Company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 29, 2007, which was the last day of the Registrant's most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $30,828,867. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 1, 2008, there were 3,359,203 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007 - Parts I and II
(2) Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................     9
Item 1B  Unresolved Staff Comments ......................................    13
Item 2   Properties .....................................................    13
Item 3   Legal Proceedings ..............................................    13
Item 4   Submission of Matters to a Vote of Security Holders ............    13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    14
Item 6   Selected Financial Data ........................................    14
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    14
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    14
Item 8   Financial Statements and Supplementary Data ....................    14
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    14
Item 9A(T) Controls and Procedures ......................................    14
Item 9B  Other Information ..............................................    15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    15
Item 11  Executive Compensation .........................................    16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    16
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    16
Item 14  Principal Accountant Fees and Services .........................    16
Item 15  Exhibits, Financial Statement Schedules ........................    17

                        CAUTIONARY NOTICE WITH RESPECT TO
                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forwarding-looking statements.

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.

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

Employees

         At December 31, 2007, the Company employed 90 people.

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

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. As of June 30, 2007, the most recent date for which information is available, the Bank's primary competitors in its Oconee County market area were 11 other banks and savings and loan associations with 19 branch locations. Total deposits in the county were $1.0 billion, of which the Bank had a 22.34% market share. The Bank's primary competitors in its Anderson County market area as of June 30, 2007 were 18 other banks and savings and loan associations with 62 branch locations. Total deposits in Anderson County were $2.3 billion, of which the Bank had a 4.25% market share. Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

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

         The Company's and the Bank's December 31, 2007 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2007 under the caption "Management's Discussion and Analysis -- Capital Resources."

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver for the Bank.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Since January 1, 2007, rates have ranged between 5 and 43 cents per $100 in assessable deposits.

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

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Beginning September 18, 2007, the Federal Reserve has decreased interest rates five times through February 29, 2008 for a total decrease of 2.25%. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interests rates.

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

Item 1B. Unresolved Staff Comments.

        Not Applicable.

Item 2.  Properties

         The Bank owns in fee simple with no major encumbrances, the real property where its corporate offices and banking offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 449 Highway 123 Bypass in Seneca, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; and 1101 East Main Street in Westminster, South Carolina. The Westminster branch is currently operating in a modular facility. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

         In 2007, the Company also purchased real property near Powdersville, South Carolina, to be used for future expansion. The Company has not established a budget or a schedule for construction on the property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2007.

                                     PART II

         The portions of the 2007 Annual Report incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Company's Annual Report to Shareholders for the year ended December 31, 2007 (the "2007 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-K under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

         The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2007. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Summary" in the 2007 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operatons" in the 2007 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the 2007 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon, set forth in the 2007 Annual Report are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T).  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

         The report set forth under the caption "Management's Report on Internal Control Over Financial Reporting" set forth in the 2007 Annual Report is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

         The Company is continually seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2007 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2008 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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

Item 11.  Executive Compensation

         The information set forth under the captions "Management Compensation" and "Compensation of Directors" in the Proxy Statement is incorporated herein by referenced.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2007 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)(1)                       (b)                          (c)(2)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                     450,121                      $11.59                       175,814

Equity compensation
plans not approved
by security holders                        -                           -                             -

                                     -------                                                   -------
Total                                450,121                      $11.59                       175,814

(1) These include securities covered by options outstanding at December 31, 2007 under both the 1998 Stock Option Plan (see note 2 below) and the 1989 Stock Option Plan.
(2) These include securities that remained available for issuance under the 1998 Stock Option Plan at December 31, 2008. However, the 1998 Plan terminated March 19, 2008 according to its terms, and no further options may be issued pursuant to the 1998 Plan. The 1989 Plan had previously terminated according to its terms in 1999. Options outstanding under both plans may continue to be exercised until the earlier of their termination dates (as set forth in individual grant agreements) or ten years from the date of grant.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements and Financial Schedules

     -    Report of Independent Registered Public Accounting Firm.
     -    Consolidated Balance Sheets - December 31, 2007 and 2006
     - Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005
     - Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2007, 2006 and 2005
     - Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005
     -    Notes to Consolidated Financial Statements


(3) Exhibit No.(from              Description
    item 601 of
    Regulation S-K)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community First Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         10.5 Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         10.6 Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2007

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

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 31, 2008            By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date


-------------------------------                  Vice Chairman and Director                       March __, 2008
(Larry S. Bowman)


-------------------------------                  Director and Secretary                           March __, 2008
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 31, 2008
(Robert H. Edwards)


-------------------------------                  Director                                         March __, 2008
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 31, 2008
(John R. Hamrick)

s/James E. McCoy
-------------------------------                  Chairman and Director                            March 31, 2008
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 31, 2008
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer


-------------------------------                  Director                                         March __, 2008
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 31, 2008
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 31, 2008
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community First Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         10.5 Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         10.6 Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2007

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications