Form 10-Q
period 2008-03-31
COMMUNITY FIRST BANCORP
filed 2008-05-14
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008         Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
             -------------------------------------------------------------------
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

         Yes [X]  No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):
         Large accelerated filer    [ ]        Accelerated filer    [ ]

         Non-accelerated filer      [ ]        Smaller reporting company  [X]
         (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,359,203 Shares Outstanding on April 30, 2008

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                                                           3
                  Consolidated Statements of Income                                                                     4
                  Consolidated Statements of Changes in Shareholders' Equity                                            5
                  Consolidated Statements of Cash Flows                                                                 6
                  Notes to Unaudited Consolidated Financial Statements                                                  7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                 8
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                           14
Item 4T.          Controls and Procedures                                                                              15

PART II -         OTHER INFORMATION

Item 6.           Exhibits                                                                                             15

SIGNATURE                                                                                                              16

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                        March 31,       December 31,
                                                                                                           2008             2007
                                                                                                           -----            ----
                                                                                                            (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $  10,258         $  10,272
     Interest bearing deposits due from banks ..................................................            1,146               165
     Federal funds sold ........................................................................           27,804            24,236
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           39,208            34,673
     Securities available-for-sale .............................................................          107,635            99,026
     Securities held-to-maturity (fair value $5,508 for 2008 and $5,625 for 2007) ..............            5,446             5,663
     Other investments .........................................................................              927               840
     Loans .....................................................................................          251,891           244,131
         Allowance for loan losses .............................................................           (2,598)           (2,574)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          249,293           241,557
     Premises and equipment - net ..............................................................            8,879             8,621
     Accrued interest receivable ...............................................................            2,542             2,529
     Bank-owned life insurance .................................................................            8,201             7,108
     Other assets ..............................................................................            1,756             2,131
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 423,887         $ 402,148
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  40,467         $  42,289
         Interest bearing ......................................................................          334,602           313,578
                                                                                                        ---------         ---------
            Total deposits .....................................................................          375,069           355,867
     Accrued interest payable ..................................................................            3,922             3,480
     Long-term debt ............................................................................            4,500             4,500
     Other liabilities .........................................................................              738               391
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          384,229           364,238
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 3,359,203 for 2008 and
         3,324,105 for 2007 ....................................................................           35,189            35,009
     Additional paid-in capital ................................................................              681               681
     Retained earnings .........................................................................            3,100             2,140
     Accumulated other comprehensive income ....................................................              688                80
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           39,658            37,910
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 423,887         $ 402,148
                                                                                                        =========         =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income
                                                              (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                              2008       2007
                                                             -----       ----
                                                          (Dollars in thousands,
                                                            except per share)
Interest income
     Loans, including fees ...............................   $4,732     $3,978
     Interest bearing deposits due from banks ............        2          1
     Securities
       Taxable ...........................................    1,017        938
       Tax-exempt ........................................      206        187
     Other investments ...................................       13         15
     Federal funds sold ..................................      386        542
                                                             ------     ------
         Total interest income ...........................    6,356      5,661
                                                             ------     ------

Interest expense
     Time deposits $100M and over ........................    1,153        918
     Other deposits ......................................    2,396      2,224
     Short-term borrowings ...............................        -          3
     Long-term debt ......................................       39         54
                                                             ------     ------
         Total interest expense ..........................    3,588      3,199
                                                             ------     ------

Net interest income ......................................    2,768      2,462
Provision for loan losses ................................      130          -
                                                             ------     ------
Net interest income after provision ......................    2,638      2,462
                                                             ------     ------

Other income
     Service charges on deposit accounts .................      360        334
     ATM interchange and other fees ......................      129        105
     Credit life insurance commissions ...................        4          7
     Increase in value of bank-owned life insurance ......       93          -
     Other income ........................................       23         40
                                                             ------     ------
         Total other income ..............................      609        486
                                                             ------     ------

Other expenses
     Salaries and employee benefits ......................    1,037        811
     Net occupancy expense ...............................      119         88
     Furniture and equipment expense .....................      110        102
     Amortization of computer software ...................       75         59
     ATM interchange and related expenses ................      110         70
     Other expense .......................................      436        404
                                                             ------     ------
         Total other expenses ............................    1,887      1,534
                                                             ------     ------

Income before income taxes ...............................    1,360      1,414
Income tax expense .......................................      400        457
                                                             ------     ------
Net income ...............................................   $  960     $  957
                                                             ======     ======

Per share*
     Net income ..........................................   $ 0.29     $ 0.31
     Net income, assuming dilution .......................     0.27       0.29
                                                                        ------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 20, 2007.

See  accompanying  notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                      (Unaudited)

                                                              Common Stock
                                                              ------------          Additional               Accumulated
                                                         Number of                  Paid-in    Retained   Other Comprehensive
                                                          Shares        Amount      Capital     Earnings    Income (Loss)    Total
                                                          ------        ------      -------     --------    -------------    -----
                                                                                  (Dollars in thousands)

Balance, January 1, 2007 ............................    2,958,558    $  30,061    $     593    $   3,285    $    (724)    $  33,215
                                                                                                                           ---------
Comprehensive income:
    Net income ......................................            -            -            -          957            -           957
                                                                                                                           ---------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $114 ..........................            -            -            -            -          203           203
                                                                                                                           ---------
        Total other comprehensive income ............                                                                            203
                                                                                                                           ---------
          Total comprehensive income ................                                                                          1,160
                                                                                                                           ---------
Exercise of employee stock options ..................       13,860           76            -            -            -            76
                                                         ---------    ---------    ---------    ---------    ---------     ---------
Balance, March 31, 2007 .............................    2,972,418    $  30,137    $     593    $   4,242    $    (521)    $  34,451
                                                         =========    =========    =========    =========    =========     =========



Balance, January 1, 2008 ............................    3,324,105    $  35,009    $     681    $   2,140    $      80     $  37,910
                                                                                                                           ---------
Comprehensive income:
    Net income ......................................            -            -            -          960            -           960
                                                                                                                           ---------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $340 ..........................            -            -            -            -          608           608
                                                                                                                           ---------
        Total other comprehensive income ............                                                                            608
                                                                                                                           ---------
          Total comprehensive income ................                                                                          1,568
                                                                                                                           ---------
Exercise of employee stock options ..................       35,098          180            -            -            -           180
                                                         ---------    ---------    ---------    ---------    ---------     ---------
Balance, March 31, 2008 .............................    3,359,203    $  35,189    $     681    $   3,100    $     688     $  39,658
                                                         =========    =========    =========    =========    =========     =========

















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         2008                 2007
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    960           $    957
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               130                  -
            Depreciation .....................................................................               112                 88
            Amortization of net loan fees and costs ..........................................               (58)               (72)
            Securities accretion and premium amortization ....................................                 6                 27
            Loss on sale of foreclosed assets ................................................                 6                  -
            Increase in cash surrender value of bank-owned life insurance ....................               (93)                 -
            (Increase) decrease in interest receivable .......................................               (13)                98
            Increase in interest payable .....................................................               442                317
            (Increase) decrease in prepaid expenses and other assets .........................                (5)               251
            Increase in other accrued expenses ...............................................               347                344
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,834              2,010
                                                                                                        --------           --------

Investing activities
     Purchases of available-for-sale securities ..............................................           (22,296)            (5,058)
     Maturities, calls and paydowns of securities available-for-sale .........................            14,627              9,669
     Maturities, calls and paydowns of securities held-to-maturity ...........................               219                235
     Purchases of other investments ..........................................................               (87)                 -
     Disposals of other investments ..........................................................                 -                  5
     Net increase in loans made to customers .................................................            (7,808)            (9,060)
     Purchases of premises and equipment .....................................................              (370)               (55)
     Proceeds of sale of foreclosed assets ...................................................                34                  -
     Investment in bank-owned life insurance .................................................            (1,000)                 -
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (16,681)            (4,264)
                                                                                                        --------           --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...................................             5,619              4,366
     Net increase in certificates of deposit and other
         time deposits .......................................................................            13,583             19,706
     Decrease in short-term borrowings .......................................................                 -             (4,500)
     Exercise of employee stock options ......................................................               180                 76
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            19,382             19,648
                                                                                                        --------           --------
Increase in cash and cash equivalents ........................................................             4,535             17,394
Cash and cash equivalents, beginning .........................................................            34,673             31,145
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 39,208           $ 48,539
                                                                                                        ========           ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest, net of $15 capitalized during construction in 2007 ........................          $  3,145           $  2,882
         Income taxes ........................................................................                 -                  -
     Noncash investing and financing activities:
         Other comprehensive income ..........................................................               608                203

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Certain amounts in the 2007 financial statements have been reclassified to conform to the current presentation.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of March 31, 2008, there were $444,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All 2007 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 20, 2007. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                          (Unaudited)
                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                     2008                 2007
                                                                                                     ----                 ----
                                                                                                         (Dollars in thousands,
                                                                                                        except per share amounts)

Net income per share, basic
  Numerator - net income ...........................................................              $      960              $      957
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               3,340,304               3,117,791
                                                                                                  ==========              ==========
               Net income per share, basic .........................................              $      .29              $      .31
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $      960              $      957
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               3,340,304               3,117,791
    Effect of dilutive stock options ...............................................                 169,524                 231,179
                                                                                                  ----------              ----------
               Total shares ........................................................               3,509,828               3,348,970
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .27              $      .29
                                                                                                  ==========              ==========

Stock-Based Compensation - As of March 31, 2008, the Company had two stock-based compensation plans. Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and non-employee directors under the recognition and measurement principles of

Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" using the modified prospective application method.

New Accounting Pronouncements - The Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which was effective for the Company as of January 1, 2008. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. The Company has not elected to value any financial assets or liabilities under SFAS No. 159. Therefore, the adoption of SFAS No. 159 had no effect on the Company's financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 is effective for years beginning after December 31, 2008, and is to be applied prospectively with retrospective presentation and disclosure requirements for comparative financial statements. Early adoption is prohibited. SFAS No. 160 seeks to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by separately identifying and reporting several financial statement components into amounts that are attributable to the reporting entity or that are attributable to noncontrolling interests. SFAS No. 160 also specifies the conditions under which an entity is required to deconsolidate its interest in a subsidiary. The Company currently has no consolidated subsidiaries that are not wholly owned nor are any transactions contemplated that would result in such a condition. Therefore, it is expected that the adoption of SFAS No. 160 in January 2009 will have no effect on the Company's consolidated financial statements.

Fair Value Measurements - The Company implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") as required on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date, and establishes a framework for measuring fair value. It also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, eliminates the consideration of large position discounts for financial instruments quoted in active markets, requires consideration of the Company's creditworthiness when valuing its liabilities, and expands disclosures about instruments measured at fair value. The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                    Fair Value Measurement at Reporting Date Using
                                                    ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                     March 31, 2008       (Level 1)         (Level 2)          (Level 3)
-----------                     --------------       ----------        ----------         ---------
                                                                 (Dollars in thousands)
Securities available-for-sale                         $     -          $ 107,635           $      -

Pricing for the Company's securities available-for-sale is obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities. Not all of the inputs listed apply to each individual security at each measurement date. The independent third party assigns specific securities into an "asset class" for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities. The techniques used after adoption of SFAS No. 157 are consistent with the methods used previously.

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delays for one year the effective date of the application of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the Company has only partially applied SFAS No. 157. There are currently no major categories of assets or liabilities disclosed at fair value in the financial statements for which the Company has not applied the provisions of SFAS No. 157.

No cumulative effect adjustments were required upon initial application of SFAS No. 157. Available-for-sale securities continue to be measured at fair value with unrealized gains and losses recorded in other comprehensive income.

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

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

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Changes in Financial Condition

         During  the first  three  months  of 2008,  interest  bearing  deposits increased by $21,024,000, or 6.7%. Certificates of deposit issued in denominations of $100,000 or more grew by $10,855,000, or 11.2% during the period, primarily due to activity generated by local government bodies. These funds were used primarily to fund growth in securities available-for-sale. Loan growth was funded primarily by increases in non-governmental deposits. The Company believes its higher federal funds sold position gives it increased flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers, while maintaining its exposure to future interest rate changes at an acceptable level.

Results of Operations

         The Company recorded consolidated net income of $960,000 or $.29 per share for the first quarter of 2008 compared with $957,000, or $.31 per share for the first quarter of 2007. Net income per share, assuming dilution was $.27 for the 2008 period and $.29 for the 2007 period. Net income per share amounts for 2007 have been retroactively adjusted to reflect a five percent stock dividend effective December 20, 2007.

                                                                                 Summary Income Statement
                                                                                 ------------------------
                                                                                  (Dollars in thousands)
For the Three Months Ended March 31,                        2008               2007           Dollar Change   Percentage Change
                                                            ----               ----           -------------   -----------------
Interest income ....................................      $6,356              $5,661              $  695            12.3%
Interest expense ...................................       3,588               3,199                 389            12.2%
                                                          ------              ------               -----
Net interest income ................................       2,768               2,462                 306            12.4%
Provision for loan losses ..........................         130                   -                 130               NA
Noninterest income .................................         609                 486                 123            25.3%
Noninterest expenses ...............................       1,887               1,534                 353            23.0%
Income tax expense .................................         400                 457                 (57)          -12.5%
                                                          ------              ------               -----
Net income .........................................      $  960              $  957              $    3             0.3%
                                                          ======              ======               =====

Net Interest Income

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2008, net interest income totaled $2,768,000, an increase of $306,000 or 12.4% over the amount for the same period of 2007. The yield on interest earning assets decreased to 6.26% for the 2008 period, compared with 6.39% for the 2007 period and the average rates paid for interest bearing liabilities were 4.09% and 4.34%, respectively. Accordingly, the average interest rate spread for the 2008 period was 12 basis points higher than for the 2007 period. Net yield on earning assets decreased, however, in the 2008 period to 2.73% from 2.78% for the 2007 period because interest bearing liabilities grew at a higher rate than earning assets.

         Average loans in the 2008 period were $250,255,000, an increase of $42,257,000, or 20.3%, over the amount for the same period of 2007. The higher loan volume was primarily responsible for the increase in interest income.
Likewise, higher average amounts of time deposits were responsible for the higher interest expense in 2008.

         During the three months ended March 31, 2008, the Federal Reserve Board reduced its federal funds target and discount window borrowing rates precipitously. In addition to lowering those interest rates, the Federal Reserve Board also prevented the collapse of a major brokerage firm by facilitating its acquisition by a multinational bank, opened its discount window to non-bank financial institutions, and initiated a program whereby it lends US Treasury securities and accepts other lesser-quality securities as collateral. All of these measures were undertaken in an effort to overcome the illiquidity of certain securities and to ensure that credit is available for new investments.

         In response to the actions of the Federal Reserve Board, overall market interest rates declined during the first quarter of 2008. The Company lowered the rates offered for deposits and lower rates were accepted on investment securities purchased during the period and on loans originated during the period. In addition, many of the Company's pre-existing loans are variable rate loans with interest rates indexed to the prime rate. Changes in the prime rate occur almost simultaneously with changes made by the Federal Reserve Board.

                                                                 Average Balances, Yields and Rates
                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                            2008                                    2007
                                                            ----                                    ----
                                                          Interest                                Interest
                                               Average     Income/     Yields/         Average     Income/     Yields/
                                               Balances    Expense      Rates (1)     Balances     Expense    Rates (1)
                                               --------    -------      ---------     --------     -------    ---------
                                                                             (Dollars in thousands)
Assets
Interest-bearing deposits due from banks ....   $     415    $     2       1.94%       $      65     $     1       6.24%
Securities
     Taxable ................................      88,070      1,017       4.64%          88,406         938       4.30%
     Tax exempt (2) .........................      20,613        206       4.02%          19,692         187       3.85%
                                                ---------    -------                   ---------     -------
         Total investment securities ........     108,683      1,223       4.53%         108,098       1,125       4.22%
Other investments ...........................         846         13       6.18%             980          15       6.21%
Federal funds sold ..........................      48,050        386       3.23%          42,231         542       5.20%
Loans (2) (3) ...............................     250,255      4,732       7.61%         207,998       3,978       7.76%
                                                ---------    -------                   ---------     -------
         Total interest earning assets ......     408,249      6,356       6.26%         359,372       5,661       6.39%
Cash and due from banks .....................       8,250                                  7,684
Allowance for loan losses ...................      (2,581)                                (2,228)
Unrealized securities gains (losses) ........         778                                 (1,216)
Premises and equipment ......................       8,842                                  7,907
Other assets ................................      12,196                                  3,788
                                                ---------                              ---------
         Total assets .......................   $ 435,734                              $ 375,307
                                                =========                              =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ..   $  59,745    $   335       2.26%       $  55,233     $   433       3.18%
     Savings ................................      42,225        209       1.99%          40,297         353       3.55%
     Time deposits $100M and over ...........     103,047      1,153       4.50%          80,238         918       4.64%
     Other time deposits ....................     143,297      1,852       5.20%         117,466       1,438       4.96%
                                                ---------    -------                   ---------     -------
         Total interest bearing
           deposits .........................     348,314      3,549       4.10%         293,234       3,142       4.35%
Short-term borrowings .......................           -          -       0.00%              50           3      24.33%
Long-term debt ..............................       4,500         39       3.49%           5,500          54       3.98%
                                                ---------    -------                   ---------     -------
         Total interest bearing
           liabilities ......................     352,814      3,588       4.09%         298,784       3,199       4.34%
Noninterest bearing demand deposits .........      39,777                                 39,691
Other liabilities ...........................       4,327                                  3,178
Shareholders' equity ........................      38,816                                 33,654
                                                ---------                              ---------
Total liabilities and shareholders'
     equity .................................   $ 435,734                              $ 375,307
                                                =========                              =========
Interest rate spread ........................                              2.17%                                   2.05%
Net interest income and net yield
     on earning assets ......................                $ 2,768       2.73%                     $ 2,462       2.78%
Interest free funds supporting earning
     assets .................................    $ 55,435                               $ 60,588

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

Provision and Allowance for Loan Losses

         The Company provided $130,000 for loan losses in the first quarter of 2008. No provision for loan losses was made during the 2007 first quarter. As of March 31, 2008, the allowance for loan losses was 1.03% of loans compared with 1.05% of loans at December 31, 2007. During the 2008 three month period, net charge-offs totaled $106,000, compared with $45,000 in net charge offs during the same period of 2007. As of March 31, 2008, nonaccrual loans totaled $444,000 and there were no loans 90 days or more past due and still accruing interest. As of March 31, 2007, there was $193,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                           Three Months                                 Three Months
                                                                               Ended              Year Ended               Ended
                                                                             March 31,           December 31,            March 31,
                                                                               2008                  2007                   2007
                                                                               ----                  ----                   ----
                                                                                              (Dollars in thousands)
Allowance at beginning of period .................................           $   2,574             $   2,242             $   2,242
Provision for loan losses ........................................                 130                   594                     -
Net charge-offs ..................................................                (106)                 (262)                  (45)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   2,598             $   2,574             $   2,197
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.03%                 1.05%                 1.04%
Loans at end of period ...........................................           $ 251,891             $ 244,131             $ 212,053
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                          90 Days or
                                                         More Past Due     Total         Percentage                      Percentage
                                          Non-accrual     and Still    Non-Performing     of Total      Potential          of Total
                                             Loans        Accruing         Loans            Loans     Problem Loans         Loans
                                             -----        --------         -----            -----     -------------         -----
                                                                           (Dollars in thousands)
January 1, 2007 ......................      $    50         $  -         $    50             0.02%       $ 3,176            1.56%
Net change ...........................          143            -             143                            (151)
                                            -------         ----         -------                         -------
March 31, 2007 .......................          193            -             193             0.09%         3,025            1.43%
Net change ...........................          219            -             219                              97
                                            -------         ----         -------                         -------
June 30, 2007 ........................          412            -             412             0.18%         3,122            1.38%
Net change ...........................           14            -              14                             106
                                            -------         ----         -------                         -------
September 30, 2007 ...................          426            -             426             0.18%         3,228            1.36%
Net change ...........................          199            -             199                            (140)
                                            -------         ----         -------                         -------
December 31, 2007 ....................          625            -             625             0.26%         3,088            1.26%
Net change ...........................         (181)           -            (181)                            962
                                            -------         ----         -------                         -------
March 31, 2008 .......................      $   444         $  -         $   444             0.18%       $ 4,050            1.61%
                                            =======         ====         =======                         =======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. However, the amount of potential problem loans does not reflect management's expectations of losses, if any, that may be realized from those loans. As of March 31, 2008, approximately 81.7% of the dollar amount of potential problem loans was secured by real estate, 13.7% was secured by vehicles and other collateral, and approximately 4.6% represented unsecured loans.

         Management believes that the economies of its market areas are strong. However, continuing increases in prices for fuel and food, declining values of homes and other real properties, declining demand for products manufactured locally, and other events could have an adverse effect on those areas and potentially lead to a deterioration of the abilities of the Company's loan customers to repay their debts, resulting in higher loan losses.

Noninterest Income

         Noninterest income totaled $609,000 for the first quarter of 2008, compared with $486,000 for the first quarter of 2007. Service charges on deposit accounts in the 2008 period were $360,000 representing an increase of $26,000 over the prior year period. ATM interchange and other fees for the 2008 period increased by $24,000 over the 2007 amount. Increases in the cash surrender value of bank-owned life insurance assets totaled $93,000 in the 2008 period. There was no such activity in the same 2007 period.

Noninterest Expenses

         Noninterest expenses totaled $1,887,000 for the first quarter of 2008, compared with $1,534,000 for the first quarter of 2007, representing an increase of $353,000 or 23.0%. Salaries and employee benefits increased by $226,000, or 27.9%, to $1,037,000. Amounts accrued in recognition of certain deferred compensation and other benefits totaled $139,000 in the 2008 period; no such expenses were recorded in the same 2007 period. Normal increases in employees' salaries and the opening of the new Highway 81 office in the fourth quarter of 2007 also contributed to the higher amounts of salaries and benefits.

         Occupancy and furniture and equipment expenses for the first quarter of 2008 increased by $39,000 compared with the 2007 period, primarily due to the opening of the Company's new Highway 81, Anderson, office in the fourth quarter of 2007.

         Income tax expense for the first quarter of 2008 decreased by $57,000 from the amount of the same period of 2007 due to lower net income before income taxes and higher amounts of tax-exempt investment income.

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

         As of March 31, 2008, the ratio of loans to total deposits was 67.2%, compared with 68.6% as of December 31, 2007. Total deposits as of March 31, 2008 were $375,069,000, an increase of $19,202,000 or 5.4% over the amount as of December 31, 2007. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $1,748,000 since December 31, 2007 as the result of net income of $960,000 for the first three months of 2008, plus a $608,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects, and $180,000 from the exercise of employee stock options.

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

         The March 31, 2008 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" (Bank only) and minimum ratios under the regulatory definitions and guidelines:

                                                         Total
                                            Tier 1      Capital     Leverage
                                            ------      -------     --------
Community First Bancorporation               13.8%       14.7%         9.0%
Community First Bank                         13.1%       14.0%         8.6%
Minimum "well-capitalized" requirement        6.0%       10.0%         6.0%
Minimum requirement                           4.0%        8.0%         5.0%


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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                       March 31, 2008
                                                       --------------
                                                        (Dollars in
                                                         thousands)
Loan commitments ....................................     $ 32,867
Standby letters of credit ...........................        1,064


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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2008.

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

        Not required for smaller reporting companies.

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

                    32.  Certifications  Pursuant  to 18  U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMMUNITY FIRST BANCORPORATION

May 13, 2008                        /s/ Frederick D. Shepherd, Jr.
-----------------                   --------------------------------------------
         Date Frederick D. Shepherd, Jr., Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX


          31. Rule 13a-14(a)/15d-14(a) Certifications

          32.  Certifications  Pursuant  to 18  U.S.C. Section 1350