Form 10-Q
period 2008-06-30
COMMUNITY FIRST BANCORP
filed 2008-08-13
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008           Commission File No. 000-29640


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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,394,873 Shares Outstanding on August 1, 2008

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                                                           3
                  Consolidated Statements of Income                                                                     4
                  Consolidated Statements of Changes in Shareholders' Equity                                            5
                  Consolidated Statements of Cash Flows                                                                 6
                  Notes to Unaudited Consolidated Financial Statements                                                  7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                10
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                           19
Item 4T.          Controls and Procedures                                                                              19

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                                  20
Item 6.           Exhibits                                                                                             20

SIGNATURE                                                                                                              21

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                       June 30,         December 31,
                                                                                                         2008              2007
                                                                                                         ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   9,054         $  10,272
     Interest bearing balances due from banks ..................................................            9,451               165
     Federal funds sold ........................................................................            5,874            24,236
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           24,379            34,673
     Securities available-for-sale .............................................................          110,729            99,026
     Securities held-to-maturity (fair value $12,587 for 2008 and $5,625 for 2007) .............           12,690             5,663
     Other investments .........................................................................              927               840
     Loans .....................................................................................          256,818           244,131
         Allowance for loan losses .............................................................           (2,748)           (2,574)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          254,070           241,557
     Premises and equipment - net ..............................................................            8,784             8,621
     Accrued interest receivable ...............................................................            2,595             2,529
     Bank-owned life insurance .................................................................            8,294             7,108
     Other assets ..............................................................................            2,387             2,131
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 424,855         $ 402,148
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  43,106         $  42,289
         Interest bearing ......................................................................          327,751           313,578
                                                                                                        ---------         ---------
            Total deposits .....................................................................          370,857           355,867
     Accrued interest payable ..................................................................            2,937             3,480
     Short-term borrowings .....................................................................            1,500                 -
     Long-term debt ............................................................................            9,500             4,500
     Other liabilities .........................................................................              765               391
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          385,559           364,238
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and
         outstanding - 3,394,873 for 2008 and  3,324,105 for 2007 ..............................           35,374            35,009
     Additional paid-in capital ................................................................              681               681
     Retained earnings .........................................................................            3,945             2,140
     Accumulated other comprehensive income (loss) .............................................             (704)               80
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           39,296            37,910
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 424,855         $ 402,148
                                                                                                        =========         =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                  (Unaudited)
                                                                                             Period Ended June 30,
                                                                                             ---------------------
                                                                                Three Months                       Six Months
                                                                                ------------                       ----------
                                                                            2008             2007             2008           2007
                                                                            ----             ----             ----           ----
                                                                                  (Dollars in thousands, except per share)
Interest income
     Loans, including fees .....................................          $ 4,523          $ 4,275          $ 9,255          $ 8,253
     Interest bearing balances due from banks ..................                5                -                7                1
     Securities
       Taxable .................................................            1,172              994            2,189            1,932
       Tax-exempt ..............................................              208              217              414              404
     Other investments .........................................               12               14               25               29
     Federal funds sold ........................................              117              320              503              862
                                                                          -------          -------          -------          -------
         Total interest income .................................            6,037            5,820           12,393           11,481
                                                                          -------          -------          -------          -------

Interest expense
     Time deposits $100M and over ..............................            1,057              945            2,210            1,863
     Other deposits ............................................            2,042            2,211            4,438            4,435
     Short-term borrowings .....................................                -                -                -                3
     Long-term debt ............................................               48               55               87              109
                                                                          -------          -------          -------          -------
         Total interest expense ................................            3,147            3,211            6,735            6,410
                                                                          -------          -------          -------          -------

Net interest income ............................................            2,890            2,609            5,658            5,071
Provision for loan losses ......................................              280              120              410              120
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            2,610            2,489            5,248            4,951
                                                                          -------          -------          -------          -------

Other income
     Service charges on deposit accounts .......................              375              343              735              677
     ATM interchange and other fees ............................              141              116              270              221
     Credit life insurance commissions .........................                3                9                7               16
     Increase in value of bank-owned life insurance ............               93                -              186                -
     Other income ..............................................               13               34               36               74
                                                                          -------          -------          -------          -------
         Total other income ....................................              625              502            1,234              988
                                                                          -------          -------          -------          -------

Other expenses
     Salaries and employee benefits ............................            1,108              903            2,145            1,714
     Net occupancy expense .....................................              130              114              249              202
     Furniture and equipment expense ...........................              106              108              216              210
     Amortization of computer software .........................               81               58              156              117
     ATM interchange and related expenses ......................               95               79              205              149
     Directors' fees ...........................................               34               20               61               47
     Other expense .............................................              451              360              860              737
                                                                          -------          -------          -------          -------
         Total other expenses ..................................            2,005            1,642            3,892            3,176
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            1,230            1,349            2,590            2,763
Income tax expense .............................................              385              410              785              867
                                                                          -------          -------          -------          -------
Net income .....................................................          $   845          $   939          $ 1,805          $ 1,896
                                                                          =======          =======          =======          =======

Per share*
     Net income ................................................          $  0.25          $  0.29          $  0.54          $  0.58
     Net income, assuming dilution .............................             0.24             0.27             0.51             0.54
-------

* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective December 20, 2007.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                   (Unaudited)


                                                             Common Stock                                  Accumulated
                                                             ------------         Additional                  Other
                                                        Number of                   Paid-in     Retained  Comprehensive
                                                         Shares        Amount       Capital     Earnings   Income (Loss)   Total
                                                         ------        ------       -------     --------   -------------   -----
                                                                                (Dollars in thousands)

Balance, January 1, 2007 ..........................    2,958,558    $   30,061   $      593   $    3,285   $     (724)   $   33,215
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,896            -         1,896
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $374 ........................            -             -            -            -         (668)         (668)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                           (668)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,228
                                                                                                                         ----------
Exercise of employee stock options ................       14,005            76            -            -            -            76
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2007 ............................    2,972,563    $   30,137   $      593   $    5,181   $   (1,392)   $   34,519
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2008 ..........................    3,324,105    $   35,009   $      681   $    2,140   $       80    $   37,910
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,805            -         1,805
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $439 ........................            -             -            -            -         (784)         (784)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (784)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,021
                                                                                                                         ----------
Exercise of employee stock options ................       70,768           365            -            -            -           365
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2008 ............................    3,394,873    $   35,374   $      681   $    3,945   $     (704)   $   39,296
                                                      ==========    ==========   ==========   ==========   ==========    ==========













See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                         2008                 2007
                                                                                                         ----                 ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  1,805            $  1,896
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                410                 120
            Depreciation ...................................................................                219                 200
            Amortization of net loan fees and costs ........................................                (85)                (92)
            Securities accretion and premium amortization ..................................                 (1)                 47
            Loss on sale of foreclosed assets ..............................................                  6                   -
            Increase in value of bank-owned life insurance .................................               (186)                  -
            Increase in interest receivable ................................................                (66)               (218)
            (Decrease) increase in interest payable ........................................               (543)                194
            Decrease (increase) in prepaid expenses and other assets .......................                143                 (84)
            Increase in other accrued expenses .............................................                374                  33
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              2,076               2,096
                                                                                                       --------            --------

Investing activities
     Purchases of available-for-sale securities ............................................            (41,708)            (17,448)
     Purchase of securities held-to-maturity ...............................................             (7,490)                  -
     Maturities, calls and paydowns of securities available-for-sale .......................             28,780              14,183
     Maturities, calls and paydowns of securities held-to-maturity .........................                466                 500
     Proceeds from sales of other investments ..............................................                  -                  95
     Purchases of other investments ........................................................                (87)                  -
     Net increase in loans made to customers ...............................................            (12,838)            (22,996)
     Purchases of premises and equipment ...................................................               (382)               (329)
     Proceeds of sale of foreclosed assets .................................................                 34                   -
     Investment in bank-owned life insurance ...............................................             (1,000)                  -
                                                                                                       --------            --------
                Net cash used by investing activities ......................................            (34,225)            (25,995)
                                                                                                       --------            --------

Financing activities
     Net increase (decrease) in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              4,154              (5,377)
     Net increase in certificates of deposit and other
         time deposits .....................................................................             10,836              25,605
     Net increase (decrease) in short-term borrowings ......................................              1,500              (4,500)
     Proceeds of issuing long-term debt ....................................................              6,000                   -
     Repayments of long-term debt ..........................................................             (1,000)             (1,000)
     Exercise of employee stock options ....................................................                365                  76
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................             21,855              14,804
                                                                                                       --------            --------
Decrease in cash and cash equivalents ......................................................            (10,294)             (9,095)
Cash and cash equivalents, beginning .......................................................             34,673              31,145
                                                                                                       --------            --------
Cash and cash equivalents, ending ..........................................................           $ 24,379            $ 22,050
                                                                                                       ========            ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ..........................................................................           $  7,278            $  6,216
         Income taxes ......................................................................                900                 898
     Noncash investing and financing activities:
         Other comprehensive income (loss) .................................................               (784)               (668)

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

Nonperforming Loans - As of June 30, 2008, there were $1,880,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All 2007 per share information has been retroactively adjusted to give effect to a 10% stock dividend effective December 20, 2007. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                             (Unaudited)
                                                                                         Period Ended June 30,
                                                                                         ---------------------
                                                                          Three Months                          Six Months
                                                                          ------------                          ----------
                                                                     2008               2007               2008              2007
                                                                     ----               ----               ----              ----
                                                                          (Dollars in thousands, except per share amounts)
Net income per share, basic
  Numerator - net income ...............................         $      845         $      939         $    1,805         $    1,896
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          3,360,218          3,269,767          3,352,301          3,268,022
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .25         $      .29         $      .54         $      .58
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      845         $      939         $    1,805         $    1,896
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          3,360,218          3,269,767          3,352,301          3,268,022
    Effect of dilutive stock options ...................            134,315            224,881            158,873            230,138
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          3,494,533          3,494,648          3,511,174          3,498,160
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .24         $      .27         $      .51         $      .54
                                                                 ==========         ==========         ==========         ==========


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

                                                                              Fair Value Measurement at Reporting Date Using
                                                                              ----------------------------------------------
                                                                        Quoted Prices
                                                                          in Active            Significant
                                                                         Markets for              Other            Significant
                                                                          Identical             Observable         Unobservable
                                                                            Assets                Inputs              Inputs
Description                                 June 30, 2008                 (Level 1)             (Level 2)           (Level 3)
-----------                                 -------------                 ---------             ---------           ---------
                                                                                         (Dollars in thousands)
Securities available-for-sale ..................................         $         -             $110,729           $        -

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

No cumulative effect adjustments were required upon initial application of SFAS No. 157. Available-for-sale securities continue to be measured at fair value with unrealized gains and losses, net of income taxes, recorded in other comprehensive income.

New Accounting Pronouncements - In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 is effective for years beginning after December 31, 2008, and is to be applied prospectively with retrospective presentation and disclosure requirements for comparative financial statements. Early adoption is prohibited. SFAS No. 160 seeks to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by separately identifying and reporting several financial statement components into amounts that are attributable to the reporting entity or that are attributable to noncontrolling interests. SFAS No. 160 also specifies the conditions under which an entity is required to deconsolidate its interest in a subsidiary. The Company currently has no consolidated subsidiaries that are not wholly owned nor are any transactions contemplated that would result in such a condition. Therefore, it is expected that the adoption of SFAS No. 160 in January 2009 will have no effect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principals" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in
Conformity with Generally Accepted Accounting Principles." The application of the statement will have no effect on the Company's financial position, results of operations or cash flows.

FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP No. APB 14-1"), specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted, but the provisions of FSP APB No. 14-1 will be applied retrospectively for all periods even if the instrument has matured, has been converted, or otherwise has been extinguished. The adoption of FSP No. APB 14-1 will have no effect on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF No. 03-6-1"). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years. All prior-periods earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of the Staff Position will have no effect on the Company's financial position, results of operation or cash flows.

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

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    misperceptions by depositors about the safety of their deposits;
          o    capital adequacy;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o    availability of liquidity sources;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in accounting policies, rules and practices;
          o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Changes in Financial Condition

         During the first six months of 2008, loans increased by $12,687,000, or 5.2%, securities available-for-sale increased by $11,703,000, or 11.8%, securities held-to-maturity increased by $7,027,000, or 124.1%, and interest bearing balances due from banks increased by $9,286,000. Federal funds sold decreased by $18,362,000, or 75.8%. Interest bearing deposits increased by $14,173,000, or 4.5%. Approximately $10,637,000 of that increase was in the form of certificates of deposits of $100,000 or more. Also during the period, short-term borrowings increased by $1,500,000 and long-term debt increased by $5,000,000.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007

         The Company recorded consolidated net income of $845,000 or $.25 per share for the second quarter of 2008. These results are lower than net income of $939,000 and earnings per share of $.29 for the second quarter of 2007. Net income per share, assuming dilution was $.24 for the 2008 quarter and $.27 for the 2007 period. Net income per share amounts for 2007 have been retroactively adjusted to reflect a ten percent stock dividend effective December 20, 2007.

         Net interest income for the 2008 second quarter was $281,000, or 10.8%, more than for the 2007 second quarter. Interest income for the 2008 second quarter increased primarily because of higher average amounts of loans and securities held. Interest expense for the 2008 quarter was slightly lower than for the same period of 2007 due to lower interest rates paid for deposits.

         The provision for loan losses for the second quarter of 2008 increased by $160,000 over the amount for the same period of 2007 due to higher levels of nonaccrual and potential problem loans. Some borrowers recently have exhibited increased difficulty in servicing their loans due to a general slowing in economic conditions, especially with respect to residential real estate. If those conditions continue or deteriorate further, it is possible that increased provisions for loan losses may be needed in the future.

         Noninterest income for the second quarter of 2008 increased by $123,000, or 24.5%, primarily due to a $93,000 increase in the value of life insurance and higher amounts of service charges on deposit accounts and ATM interchange and other fees. Noninterest expense for the 2008 second quarter increased from the amount recorded for the same 2007 period, primarily as a result of higher salaries and employee benefits and higher expenses for deposit insurance.

                                                                               Summary Income Statement
                                                            ------------------------------------------------------------------------
                                                                               (Dollars in thousands)
For the Three Months Ended June 30,                           2008                2007           Dollar Change     Percentage Change
                                                              ----                ----           -------------     -----------------
Interest income ...................................         $6,037              $5,820              $  217                 3.7%
Interest expense ..................................          3,147               3,211                 (64)               -2.0%
                                                            ------              ------              ------
Net interest income ...............................          2,890               2,609                 281                10.8%
Provision for loan losses .........................            280                 120                 160               133.3%
Noninterest income ................................            625                 502                 123                24.5%
Noninterest expenses ..............................          2,005               1,642                 363                22.1%
Income tax expense ................................            385                 410                 (25)               -6.1%
                                                            ------              ------              ------
Net income ........................................         $  845              $  939              $  (94)              -10.0%
                                                            ======              ======              ======

Six Months Ended June 30, 2008 and 2007

         The Company recorded consolidated net income of $1,805,000 or $.54 per share, for the first half of 2008, compared with $1,896,000, or earnings per share of $.58, for the same period of 2007. Net income per share, assuming dilution was $.51 for the 2008 six months and $.54 for the same period of 2007. Net income per share amounts for 2007 have been retroactively adjusted to reflect a ten percent stock dividend effective December 20, 2007.

         Net interest income for the first six months of 2008 increased by $587,000, or 11.6%, over the amount recorded for the same period of 2007. Increases in the amounts of loans outstanding more than offset lower yields realized on most categories of earning assets and resulted in interest income increasing more than interest expenses. Increases in interest expense primarily were caused by higher average amounts of interest bearing time deposits.

         Noninterest income for the first six months of 2008 increased by $246,000 as a result of higher amounts of service charges on deposit accounts and a $186,000 increase in the value of life insurance.

         Noninterest expenses for the 2008 six-month period increased by $716,000, or 22.5%, over the 2007 amounts. Salaries and employee benefits increased by $431,000, or 25.1%, primarily reflecting the effects of certain deferred compensation arrangements that originated in the third quarter of 2007 and normal periodic increases in employees' compensation.

                                                                                Summary Income Statement
                                                          --------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
For the Six Months Ended June 30,                           2008                2007            Dollar Change     Percentage Change
                                                            ----                ----            -------------     -----------------
Interest income ....................................      $12,393             $11,481             $   912               7.9%
Interest expense ...................................        6,735               6,410                 325               5.1%
                                                          -------             -------             -------
Net interest income ................................        5,658               5,071                 587              11.6%
Provision for loan losses ..........................          410                 120                 290             241.7%
Noninterest income .................................        1,234                 988                 246              24.9%
Noninterest expenses ...............................        3,892               3,176                 716              22.5%
Income tax expense .................................          785                 867                 (82)             -9.5%
                                                          -------             -------             -------
Net income .........................................      $ 1,805             $ 1,896             $   (91)             -4.8%
                                                          =======             =======             =======


Net Interest Income

Three Months Ended June 30, 2008 and 2007

         The average yield on interest earning assets decreased to 6.12% for the 2008 three-month period, compared with 6.59% for the 2007 period. Yields on most significant categories of earning assets were lower in the 2008 period. The exception was that the yield on taxable investment securities increased to 4.84% for the 2008 period from 4.34% for the 2007 period. This resulted primarily from higher amounts of mortgage-backed securities issued by government-sponsored entities held in the 2008 period. Similarly, interest rates paid for deposits and borrowings were lower in the 2008 period. The average rate paid for interest-bearing liabilities during the 2008 three-month period was 3.74%, compared with 4.39% in the same period of 2007. Accordingly, the average interest rate spread for the 2008 period was 18 basis points higher than for the 2007 period.

                                                                                 Average Balances, Yields and Rates
                                                                                     Three Months Ended June 30,
                                                                                     ---------------------------
                                                                               2008                                2007
                                                                               ----                                ----
                                                                             Interest                            Interest
                                                                Average       Income/       Yields/   Average     Income/   Yields/
                                                                Balances      Expense      Rates (1)  Balances    Expense  Rates (1)
                                                                --------      -------      ---------  --------    -------  ---------
                                                                                      (Dollars in thousands)
Assets
Interest-bearing balances due from banks ..................   $   1,802     $       5        1.12%   $     130    $     -      0.00%
Securities
      Taxable .............................................      97,408         1,172        4.84%      91,844        994      4.34%
      Tax exempt (2) ......................................      20,434           208        4.09%      19,499        217      4.46%
                                                              ---------     ---------                ---------    -------
           Total investment securities ....................     117,842         1,380        4.71%     111,343      1,211      4.36%
Other investments .........................................         927            12        5.21%         890         14      6.31%
Federal funds sold ........................................      22,117           117        2.13%      23,533        320      5.45%
Loans (2) (3) (4) .........................................     254,287         4,523        7.15%     218,074      4,275      7.86%
                                                              ---------     ---------                ---------    -------
           Total interest earning assets ..................     396,975         6,037        6.12%     353,970      5,820      6.59%
Cash and due from banks ...................................       7,373                                  8,374
Allowance for loan losses .................................      (2,636)                                (2,228)
Valuation allowance - available-for-sale securities .......         869                                 (1,023)
Premises and equipment ....................................       8,828                                  8,007
Other assets ..............................................      12,296                                  3,640
                                                              ---------                              ---------
           Total assets ...................................   $ 423,705                              $ 370,740
                                                              =========                              =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ...............   $  57,967     $     258        1.79%   $  59,327    $   483      3.27%
      Savings .............................................      24,752            68        1.10%      25,715        170      2.65%
      Time deposits $100M and over ........................     108,182         1,057        3.93%      80,644        945      4.70%
      Other time deposits .................................     142,437         1,716        4.85%     122,491      1,558      5.10%
                                                              ---------     ---------                ---------    -------
           Total interest bearing
             deposits .....................................     333,338         3,099        3.74%     288,177      3,156      4.39%
Long-term debt ............................................       4,929            48        3.92%       5,368         55      4.11%
                                                              ---------     ---------                ---------    -------
           Total interest bearing
             liabilities ..................................     338,267         3,147        3.74%     293,545      3,211      4.39%
Noninterest bearing demand deposits .......................      41,307                                 39,295
Other liabilities .........................................       4,138                                  3,181
Shareholders' equity ......................................      39,993                                 34,719
                                                              ---------                              ---------
           Total liabilities and shareholders' equity .....   $ 423,705                              $ 370,740
                                                              =========                              =========
Interest rate spread ......................................                                  2.38%                             2.20%
Net interest income and net yield
      on earning assets ...................................                 $   2,890        2.93%                $ 2,609      2.96%
Interest free funds supporting earning assets .............   $  58,708                              $  60,425
-----------------------------

(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Six Months Ended June 30, 2008 and 2007

         For the first half of 2008, the average yield on interest earning assets was 6.19%, compared with 6.49% for the 2007 period. Yields were lower on substantially all types of earning assets in the 2008 period. Loan yields decreased because a significant portion of the Company's loan portfolio consists of variable rate instruments. Such loans, as offered by the Company, do not normally subject the borrower to the risk of negative amortization, nor do the loans involve the use of "teaser" rates or impose onerous fees or other terms that would discourage borrowers from refinancing to a lower cost product or one with a fixed rate. Yields earned on securities increased due to changes in the composition of the securities portfolio brought about by reinvesting the proceeds obtained from maturities, calls and paydowns of securities and the investment of other funds, principally deposits, obtained currently.

         Average rates paid on interest-bearing liabilities were lower in the 2008 period as well, at 3.92% compared with 4.36% in the 2007 six-month period. Decreases in interest rates paid resulted from the Company's responses to actions taken early in 2008 by the Federal Reserve to lower certain interest rates within its purview

                                                                                 Average Balances, Yields and Rates
                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                              2008                               2007
                                                                              ----                               ----
                                                                            Interest                           Interest
                                                                Average      Income/     Yields/   Average      Income/     Yields/
                                                                Balances     Expense    Rates (1)  Balances     Expense    Rates (1)
                                                                --------     -------    ---------  --------     -------    ---------
                                                                                      (Dollars in thousands)
Assets
Interest-bearing balances due from banks .................   $   1,108     $       7      1.27%   $      98    $       1      2.06%
Securities
      Taxable ............................................      92,739         2,189      4.75%      90,135        1,932      4.32%
      Tax exempt (2) .....................................      20,524           414      4.06%      19,595          404      4.16%
                                                             ---------     ---------              ---------    ---------
           Total investment securities ...................     113,263         2,603      4.62%     109,730        2,336      4.29%
Other investments ........................................         886            25      5.67%         935           29      6.25%
Federal funds sold .......................................      35,084           503      2.88%      32,830          862      5.29%
Loans (2) (3) (4) ........................................     252,271         9,255      7.38%     213,064        8,253      7.81%
                                                             ---------     ---------              ---------    ---------
           Total interest earning assets .................     402,612        12,393      6.19%     356,657       11,481      6.49%
Cash and due from banks ..................................       7,811                                8,031
Allowance for loan losses ................................      (2,609)                              (2,228)
Valuation allowance - available-for-sale securities ......         823                               (1,119)
Premises and equipment ...................................       8,835                                7,957
Other assets .............................................      12,247                                3,713
                                                             ---------                            ---------
           Total assets ..................................   $ 429,719                            $ 373,011
                                                             =========                            =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ..............   $  58,856     $     593      2.03%   $  57,291    $     916      3.22%
      Savings ............................................      33,489           277      1.66%      32,966          523      3.20%
      Time deposits $100M and over .......................     105,614         2,210      4.21%      80,442        1,863      4.67%
      Other time deposits ................................     142,867         3,568      5.02%     119,992        2,996      5.04%
                                                             ---------     ---------              ---------    ---------
           Total interest bearing deposits ...............     340,826         6,648      3.92%     290,691        6,298      4.37%
Short-term borrowings ....................................           -             -      0.00%          25            3     24.20%
Long-term debt ...........................................       4,714            87      3.71%       5,434          109      4.05%
                                                             ---------     ---------              ---------    ---------
           Total interest bearing
             liabilities .................................     345,540         6,735      3.92%     296,150        6,410      4.36%
Noninterest bearing demand deposits ......................      40,542                               39,492
Other liabilities ........................................       4,233                                3,180
Shareholders' equity .....................................      39,404                               34,189
                                                             ---------                            ---------
           Total liabilities and shareholders' equity ....   $ 429,719                            $ 373,011
                                                             =========                            =========
Interest rate spread .....................................                                2.27%                               2.13%
Net interest income and net yield on earning assets ......                 $   5,658      2.83%                $   5,071      2.87%
Interest free funds supporting earning assets ............   $  57,072                            $  60,507
----------------------------------------

(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $280,000 for the second quarter of 2008, compared with $120,000 for the comparable period of 2007. For the first half of 2008, the provision for loan losses was $410,000, compared with $120,000 recorded for the first half of 2007. At June 30, 2008, the allowance for loan losses was 1.07% of loans, a slight increase over 1.05% at December 31, 2007.

         For the first six months of 2008, net charge-offs totaled $236,000, compared with $83,000 in net charge offs during the same period of 2007. The higher levels of charge-offs in 2008 reflect a general deterioration of local economic conditions. No particular industries or groups of borrowers are disproportionately represented among the loans charged off. If local economic conditions do not improve, it is likely that the Company will continue to experience elevated levels of both net charge-offs and provisions for loan losses. The activity in the allowance for loan losses is summarized in the table below:

                                                                            Six Months            Year Ended            Six Months
                                                                              Ended                 Ended                  Ended
                                                                           June 30, 2008      December 31, 2007       June 30, 2007
                                                                           -------------      -----------------       -------------
                                                                                            (Dollars in thousands)
Allowance at beginning of period .................................           $   2,574             $   2,242             $   2,242
Provision for loan losses ........................................                 410                   594                   120
Net charge-offs ..................................................                (236)                 (262)                  (83)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   2,748             $   2,574             $   2,279
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.07%                 1.05%                 1.01%
Loans at end of period ...........................................           $ 256,818             $ 244,131             $ 225,971
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                         90 Days or
                                                        More Past Due      Total         Percentage                       Percentage
                                           Nonaccrual     and Still    Nonperforming      of Total        Potential        of Total
                                              Loans        Accruing        Loans            Loans       Problem Loans        Loans
                                              -----        --------        -----            -----       -------------        -----
                                                                            (Dollars in thousands)
January 1, 2007 ....................         $    50       $    -         $    50            0.02%          $ 3,176          1.56%
Net change .........................             143            -             143                              (151)
                                             -------       ------         -------                           -------
March 31, 2007 .....................             193            -             193            0.09%            3,025          1.43%
Net change .........................             219            -             219                                97
                                             -------       ------         -------                           -------
June 30, 2007 ......................             412            -             412            0.18%            3,122          1.38%
Net change .........................              14            -              14                               106
                                             -------       ------         -------                           -------
September 30, 2007 .................             426            -             426            0.18%            3,228          1.36%
Net change .........................             199            -             199                              (140)
                                             -------       ------         -------                           -------
December 31, 2007 ..................             625            -             625            0.26%            3,088          1.26%
Net change .........................            (181)           -            (181)                              962
                                             -------       ------         -------                           -------
March 31, 2008 .....................             444            -             444            0.18%            4,050          1.61%
Net change .........................           1,436            -           1,436                             1,338
                                             -------       ------         -------                           -------
June 30, 2008 ......................         $ 1,880       $    -         $ 1,880            0.73%          $ 5,388          2.10%
                                             =======       ======         =======                           =======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. As of June 30, 2008, approximately 92% of the Company's potential problem loans were included in the Company's least severe category of potential problem loans. Approximately 86% of potential problem loans were secured by real estate. Management expects that further deterioration of economic conditions within the Company's market areas is likely in the short-term, especially with respect to real estate activities and real property values. Consequently, management believes that the amounts of potential problem and nonaccrual loans are likely to increase for at least the next six months. If current conditions in the Company's local real estate markets continue or if those conditions deteriorate further, it is possible that increased provisions for loan losses may be needed in the future.

Noninterest Income

         Noninterest income totaled $625,000 for the second quarter of 2008, compared with $502,000 for the 2007 quarter. Increases in the value of life insurance were $93,000 in the 2008 quarter, with no such activity in the same 2007 period. Service charges on deposit accounts in the 2008 second quarter increased by $32,000 over the prior year quarter. There were no sales of any securities in either the 2008 or 2007 second quarter.

         For the six months ended June 30, 2008, noninterest income totaled $1,234,000, compared with $988,000 for the same period of 2007. Increases in the value of life insurance were $186,000 in the 2008 period with no such activity in the first six months of 2007. Service charges on deposit accounts in the 2008 six months period were $735,000 representing an increase of $58,000 over the prior year period. No gains or losses on sales of securities were recognized in either the 2008 or 2007 six months period.

Noninterest Expenses

         Noninterest expenses totaled $2,005,000 for the second quarter of 2008 compared with $1,642,000 for the same quarter of 2007, representing an increase of $363,000. Compared with the 2007 period, salaries and employee benefits for the 2008 three-month period increased by $205,000 primarily as a result of deferred compensation benefits and the opening of the new Highway 81 office. Occupancy expenses increased for the 2008 three-month period and included higher utility expenses and increases in depreciation and other expenses related to the new office. Deposit insurance assessments increased by $46,000 over the amount for the second quarter of 2007.

         For the six months ended June 30, 2008, salaries and employee benefits increased by $431,000 over the amount for the 2007 period primarily as a result of recognition of deferred compensation expenses. Net occupancy and furniture and equipment expenses increased by an aggregate of $53,000. Deposit insurance assessments for the 2008 six months period were $52,000 more than for the same period of 2007.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices, which are located in Seneca, Walhalla and Westminster. The Anderson County market is served from three offices in Anderson and Williamston, including an office on Highway 81 in Anderson County that opened for business during the fourth quarter of 2007.

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

         As of June 30, 2008, the ratio of loans to total deposits was 69.2%, compared with 68.6% as of December 31, 2007. Deposits as of June 30, 2008 totaled $370,857,000, an increase of $14,990,000 or 4.2% over the amount as of December 31, 2007. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $1,386,000 since December 31, 2007 as the result of net income of $1,805,000 for the first six months of 2008, less a $784,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects and $365,000 received from the exercise of employee stock options. Unrealized losses on available-for-sale securities are not considered to be other than temporary. The Company's available-for-sale securities primarily consist of debt issuances of government-sponsored enterprises. While not directly guaranteed by the U. S. Government, these issues are generally considered to be of high quality and default risk is believed to be remote. Therefore, the changes in market values are believed to be the result only of changes in market interest rates. In addition, the Company currently has both the intent and the ability to hold such securities until the market value recovers, including until maturity.

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

         The June 30, 2008 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                   Tier 1    Capital   Leverage
                                                   ------    -------   --------
Community First Bancorporation .................   13.9%      14.8%      9.5%
Community First Bank ...........................   13.2%      14.2%      9.0%
Minimum "well-capitalized" requirement .........    6.0%      10.0%      6.0%
Minimum requirement ............................    4.0%       8.0%      5.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                 June 30, 2008
                                 -------------
                                  (Dollars in
                                   thousands)
Loan commitments ............   $    47,893
Standby letters of credit ...         1,114

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months or six months ended June 30, 2008.

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

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of June 30 2008, the model indicates that net interest income would increase $125,000 and net income would increase $77,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $81,000 and net income would decrease $53,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of June 30, 2008, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 29, 2008, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of three directors to hold office for three-year terms:

                                                       SHARES VOTED
                                         ---------------------------------------
                                                         AUTHORITY      BROKER
      DIRECTORS                             FOR           WITHHELD     NON-VOTES
      ---------                             ---           --------     ---------

James E. McCoy ....................      2,070,818            0        221,828
James E. Turner ...................      2,070,818            0        221,828
Charles L. Winchester .............      2,070,818            0        221,828

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2008 annual meeting: Larry S. Bowman, MD - 2009, William M. Brown - 2009, John R. Hamrick - 2009, Frederick D. Shepherd, Jr. - 2009, Robert
H. Edwards - 2010; Blake L. Griffith - 2010 and Gary W. Thrift - 2010.


Item 6. - Exhibits

Exhibits        31.  Rule 13a-14(a)/15d-14(a) Certifications

                32.  Certifications  Pursuant to 18 U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMMUNITY FIRST BANCORPORATION

August 12, 2008                             /s/ Frederick D. Shepherd, Jr.
-----------------                           ------------------------------------
         Date                                Frederick D. Shepherd, Jr., Chief
                                             Executive Officer and Chief
                                             Financial Officer

                                  EXHIBIT INDEX


          31. Rule 13a-14(a)/15d-14(a) Certifications

          32. Certifications  Pursuant  to 18  U.S.C. Section 1350