Form 10-Q
period 2008-09-30
COMMUNITY FIRST BANCORP
filed 2008-11-14
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008      Commission File No. 000-29640


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

         Yes [  ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,394,873 Shares Outstanding on November 1, 2008

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets ....................................................................      3
                  Consolidated Statements of Income ..............................................................      4
                  Consolidated Statements of Changes in Shareholders' Equity .....................................      5
                  Consolidated Statements of Cash Flows ..........................................................      6
                  Notes to Unaudited Consolidated Financial Statements ...........................................      7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ..........     10
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .....................................     20
Item 4T.          Controls and Procedures ........................................................................     21

PART II -         OTHER INFORMATION

Item 6.           Exhibits .......................................................................................     22

SIGNATURE         ................................................................................................     23

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                       (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                          2008              2007
                                                                                                          -----             ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................        $   8,675         $  10,272
     Interest bearing balances due from banks ..................................................              282               165
     Federal funds sold ........................................................................           20,087            24,236
                                                                                                        ---------         ---------
         Cash and cash equivalents .............................................................           29,044            34,673
     Securities available-for-sale .............................................................          110,524            99,026
     Securities held-to-maturity (fair value $12,382 for 2008 and $5,625 for 2007) .............           12,307             5,663
     Other investments .........................................................................            1,220               840
     Loans .....................................................................................          267,075           244,131
         Allowance for loan losses .............................................................           (3,503)           (2,574)
                                                                                                        ---------         ---------
            Loans - net ........................................................................          263,572           241,557
     Premises and equipment - net ..............................................................            8,691             8,621
     Accrued interest receivable ...............................................................            2,557             2,529
     Bank-owned life insurance .................................................................            8,388             7,108
     Other assets ..............................................................................            2,062             2,131
                                                                                                        ---------         ---------

            Total assets .......................................................................        $ 438,365         $ 402,148
                                                                                                        =========         =========

Liabilities
     Deposits
         Noninterest bearing ...................................................................        $  42,830         $  42,289
         Interest bearing ......................................................................          340,892           313,578
                                                                                                        ---------         ---------
            Total deposits .....................................................................          383,722           355,867
     Short-term borrowings .....................................................................            1,500                 -
     Long-term debt ............................................................................            9,500             4,500
     Accrued interest payable ..................................................................            1,911             3,480
     Other liabilities .........................................................................              942               391
                                                                                                        ---------         ---------
            Total liabilities ..................................................................          397,575           364,238
                                                                                                        ---------         ---------

Shareholders' equity
     Common stock - no par value; 10,000,000 shares authorized; issued and
         outstanding - 3,394,873 for 2008 and 3,324,105 for 2007 ...............................           35,374            35,009
     Additional paid-in capital ................................................................              681               681
     Retained earnings .........................................................................            4,654             2,140
     Accumulated other comprehensive income ....................................................               81                80
                                                                                                        ---------         ---------
            Total shareholders' equity .........................................................           40,790            37,910
                                                                                                        ---------         ---------

            Total liabilities and shareholders' equity .........................................        $ 438,365         $ 402,148
                                                                                                        =========         =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                               (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                             Three Months                         Nine Months
                                                                             ------------                         -----------
                                                                         2008              2007             2008              2007
                                                                         ----              ----             ----              ----
                                                                                   (Dollars in thousands, except per share)

Interest income
     Loans, including fees ...................................         $  4,647          $  4,632         $ 13,902          $ 12,885
     Interest bearing balances due from banks ................               10                 3               17                 4
     Securities
       Taxable ...............................................            1,275               975            3,464             2,907
       Tax-exempt ............................................              209               212              623               616
     Other investments .......................................               14                14               39                43
     Federal funds sold ......................................               81               145              584             1,007
                                                                       --------          --------         --------          --------
         Total interest income ...............................            6,236             5,981           18,629            17,462
                                                                       --------          --------         --------          --------
Interest expense
     Time deposits $100M and over ............................            1,021             1,038            3,231             2,901
     Other deposits ..........................................            1,885             2,283            6,323             6,718
     Short-term borrowings ...................................                8                 -                8                 3
     Long-term debt ..........................................               92                46              179               155
                                                                       --------          --------         --------          --------
         Total interest expense ..............................            3,006             3,367            9,741             9,777
                                                                       --------          --------         --------          --------
Net interest income ..........................................            3,230             2,614            8,888             7,685
Provision for loan losses ....................................              965               150            1,375               270
                                                                       --------          --------         --------          --------
Net interest income after provision ..........................            2,265             2,464            7,513             7,415
                                                                       --------          --------         --------          --------
Other income
     Service charges on deposit accounts .....................              374               394            1,109             1,071
     ATM interchange and other fees ..........................              142               115              412               336
     Net losses on sales of securities
         available-for-sale ..................................               (3)                -               (3)                -
     Credit life insurance commissions .......................                5                 8               12                24
     Increase in value of bank-owned
         life insurance ......................................               94                33              280                33
     Other income ............................................               22                33               58               107
                                                                       --------          --------         --------          --------
         Total other income ..................................              634               583            1,868             1,571
                                                                       --------          --------         --------          --------
Other expenses
     Salaries and employee benefits ..........................            1,073             1,130            3,218             2,844
     Net occupancy expense ...................................              135               116              384               318
     Furniture and equipment expense .........................              110               111              326               321
     Amortization of computer software .......................               85                62              241               179
     ATM interchange and related expenses ....................               96                66              301               215
     Directors' fees .........................................               20                20               81                67
     Other expense ...........................................              419               396            1,279             1,133
                                                                       --------          --------         --------          --------
         Total other expenses ................................            1,938             1,901            5,830             5,077
                                                                       --------          --------         --------          --------
Income before income taxes ...................................              961             1,146            3,551             3,909
Income tax expense ...........................................              252               375            1,037             1,242
                                                                       --------          --------         --------          --------
Net income ...................................................         $    709          $    771         $  2,514          $  2,667
                                                                       ========          ========         ========          ========

Per share*
     Net income ..............................................         $   0.21          $   0.24         $   0.74          $   0.82
     Net income, assuming dilution ...........................             0.20              0.21             0.71              0.77

--------
* Per share information has been retroactively adjusted to reflect a 10% stock dividend effective December 20, 2007.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                         (Unaudited)

                                                                   Common Stock                               Accumulated
                                                                   ------------      Additional                  Other
                                                            Number of                  Paid-in    Retained   Comprehensive
                                                              Shares        Amount     Capital    Earnings   Income (Loss)   Total
                                                              ------        ------     -------    --------   -------------   -----
                                                                                     (Dollars in thousands)

Balance, January 1, 2007 .................................   2,958,558   $  30,061   $     593   $   3,285   $    (724)   $  33,215
                                                                                                                          ---------

Comprehensive income:
    Net income ...........................................           -           -           -       2,667           -        2,667
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of
      income taxes of $207 ...............................           -           -           -           -         369          369
                                                                                                                          ---------
        Total other comprehensive income .................           -           -           -           -           -          369
                                                                                                                          ---------
          Total comprehensive income .....................           -           -           -           -           -        3,036
                                                                                                                          ---------
Exercise of employee stock options .......................      14,636          83           -           -           -           83
                                                             ---------   ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2007 ..............................   2,973,194   $  30,144   $     593   $   5,952   $    (355)   $  36,334
                                                             =========   =========   =========   =========   =========    =========



Balance, January 1, 2008 .................................   3,324,105   $  35,009   $     681   $   2,140   $      80    $  37,910
                                                                                                                          ---------

Comprehensive income:
    Net income ...........................................           -           -           -       2,514           -        2,514
                                                                                                                          ---------
    Unrealized holding gains and (losses)
      on available-for-sale securities arising
      during the period, net of
      income taxes of $1 .................................           -           -           -           -          (1)          (1)
    Reclassification adjustment for losses (gains)
    realized in income, net of income taxes
      of $1 ..............................................           -           -           -           -           2            2
                                                                                                                          ---------
        Total other comprehensive income (loss) ..........                                                                        1
                                                                                                                          ---------
          Total comprehensive income .....................           -           -           -           -           -        2,515
                                                                                                                          ---------
Exercise of employee stock options .......................      70,768         365           -           -           -          365
                                                             ---------   ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2008 ..............................   3,394,873   $  35,374   $     681   $   4,654   $      81    $  40,790
                                                             =========   =========   =========   =========   =========    =========










See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                           2008              2007
                                                                                                           -----             ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,514          $  2,667
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................            1,375               270
            Depreciation .......................................................................              316               298
            Amortization of net loan (fees) and costs ..........................................             (147)             (174)
            Securities accretion and premium amortization ......................................               45                65
            Net loss on sales of securities available-for-sale .................................                3                 -
            Loss on sale of foreclosed assets ..................................................                6                 -
            Increase in value of bank-owned life insurance .....................................             (280)              (33)
            Increase in interest receivable ....................................................              (28)             (326)
            (Decrease) increase in interest payable ............................................           (1,569)               68
            Decrease (increase) in prepaid expenses and other assets ...........................               29                (3)
            Increase in other accrued expenses .................................................              551               227
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            2,815             3,059
                                                                                                         --------          --------

Investing activities
     Purchases of available-for-sale securities ................................................          (55,484)          (17,448)
     Purchases of securities held-to-maturity ..................................................           (7,490)                -
     Maturities, calls and paydowns of securities available-for-sale ...........................           34,204            19,655
     Maturities, calls and paydowns of securities held-to-maturity .............................              848               736
     Proceeds of sales of securities available-for-sale ........................................            9,732                 -
     Purchases of other investments ............................................................             (380)                -
     Proceeds from sales of other investments ..................................................                -               140
     Net increase in loans made to customers ...................................................          (23,242)          (33,908)
     Purchases of premises and equipment .......................................................             (386)             (589)
     Proceeds of sale of foreclosed assets .....................................................               34                15
     Proceeds of sale of real estate held for sale .............................................                -                36
     Investment in bank-owned life insurance ...................................................           (1,000)           (7,000)
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (43,164)          (38,363)
                                                                                                         --------          --------

Financing activities
     Net decrease in demand deposits, interest
         bearing transaction accounts and savings accounts .....................................           (8,289)           (8,925)
     Net increase in certificates of deposit and other
         time deposits .........................................................................           36,144            38,134
     Net increase (decrease) in short-term borrowings ..........................................            1,500            (4,500)
     Proceeds from issuing long-term debt ......................................................            6,000                 -
     Repayments of long-term debt ..............................................................           (1,000)           (1,000)
     Exercise of employee stock options ........................................................              365                83
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................           34,720            23,792
                                                                                                         --------          --------
Decrease in cash and cash equivalents ..........................................................           (5,629)          (11,512)
Cash and cash equivalents, beginning ...........................................................           34,673            31,145
                                                                                                         --------          --------
Cash and cash equivalents, ending ..............................................................         $ 29,044          $ 19,633
                                                                                                         ========          ========

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
         Interest ..............................................................................         $ 11,310          $  9,709
         Income taxes ..........................................................................            1,240             1,278
     Noncash investing and financing activities:
         Other comprehensive income ............................................................                1               369

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

Nonperforming Loans - As of September 30, 2008, there were $4,725,000 in nonaccrual loans.

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

                                                                                              Unaudited
                                                                                      Period Ended September 30,
                                                                                      --------------------------
                                                                           Three Months                         Nine Months
                                                                           ------------                         -----------
                                                                      2008              2007              2008              2007
                                                                      ----              ----              ----              ----
                                                                           (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      709         $      771         $    2,514         $    2,667
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          3,394,873          3,269,841          3,366,596          3,268,635
                                                                 ==========         ==========         ==========         ==========

    Net income per share, basic ........................         $      .21         $      .24         $      .75         $      .82
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      709         $      771         $    2,514         $    2,667
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          3,394,873          3,269,841          3,366,596          3,268,635
    Effect of dilutive stock options ...................            124,047            229,477            160,605            215,034
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          3,518,920          3,499,318          3,527,201          3,483,669
                                                                 ==========         ==========         ==========         ==========

    Net income per share, assuming dilution ............         $      .20         $      .22         $      .71         $      .77
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

                                                                                                      (Unaudited)
                                                                                   Fair Value Measurement at Reporting Date Using
                                                                                   ----------------------------------------------
                                                                              Quoted Prices
                                                                                 in Active           Significant
                                                                                Markets for             Other           Significant
                                                                                 Identical            Observable        Unobservable
                                                                                   Assets               Inputs             Inputs
Description                                  September 30, 2008                  (Level 1)             (Level 2)          (Level 3)
                                             ------------------                  ---------             ---------          ---------
                                                                                                 (Dollars in thousands)

Securities available-for-sale ...................................                $      -             $110,524            $       -


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

The Security and Exchange Commission's ("SEC") Office of the Chief Accountant and the staff of the Financial Accounting Standards Board ("FASB") issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management's internal assumptions and the use of "market" quotes. The Press Release also reiterates the factors included in SEC Staff Accounting Bulletin Topic 5M which should be considered when determining other-than-temporary impairment; i.e., the length of time and extent to which the market value has been less than cost, financial condition and near-term prospects of the issuer, and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not
Active". This FSP clarifies the application of SFAS No. 157 "Fair Value Measurements" in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review of other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

New Accounting Pronouncements - In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no effect on the Company's financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4,  "Disclosures  about Credit Derivatives and Certain
Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require a seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


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

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors about the safety of their deposits;
          o    capital adequacy;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o    ability to weather the current economic downturn;
          o    loss of consumer or investor confidence;
          o    availability of liquidity sources;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in accounting policies, rules and practices;
          o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Changes in Financial Condition

         The Company has been affected by the recent events in the financial and credit markets primarily in the following ways: depositors who previously left funds in excess of federal deposit insurance limits in a single bank have been less prone to do so; and pricing anomalies have arisen in the securities marketplace and, we believe, have provided opportunities for those with sufficient financial mettle to realize outsized returns stemming from the pessimism of others. We experienced both deposit inflows and outflows due to customers seeking to maximize deposit insurance coverage for their accounts. Because there are other larger banks in our market area, we were a net recipient of funds from this source. In early October 2008 the Federal Deposit Insurance Corporation ("FDIC") temporarily increased deposit insurance coverage to $250,000 per account. The temporary increase is currently set to expire on December 31, 2009. The Company expects that its expenses for deposit insurance coverage will increase significantly during the period of higher deposit insurance limits. The unwillingness or inability of others to lend to those we believe to be creditworthy allowed us to increase loans during the 2008 third quarter while adhering to our normal, conservative underwriting standards. We repositioned our portfolio of available-for-sale investment securities to capture higher yields that were available primarily on mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Furthermore, we eliminated from our portfolio any adjustable rate mortgage-backed securities. At the end of the third quarter of 2008, the yield of the Company's mortgage-backed securities investments was 4.71%, compared with 4.49% as of June 30, 2008 and 4.07% as of December 31, 2007.

         Nonaccrual and past due loans increased by $2,853,000, or 151.8%, during the third quarter of 2008. Approximately $3,093,000 of the $3,493,000 newly added to the nonaccrual category during the third quarter of 2008 were loans secured by real estate with approximately $1,523,000 representing construction and development loans. Of the total $4,725,000 in nonaccrual loans as of September 30, 2008, approximately $2,083,000 were construction and development loans. Real estate activity in the Company's market area recently has begun to exhibit the weaknesses that have plagued other markets for more than a year. These developments have resulted in the higher amounts of distressed assets reflected above.

         During the first nine months of 2008, loans increased by $22,944,000, or 9.4%, securities available-for-sale increased by $11,498,000, or 11.6% and securities held-to-maturity increased by $6,644,000. Federal funds sold decreased by $4,149,000, or 17.1%. Interest bearing deposits increased by $27,314,000, or 8.7%. Approximately $22,646,000 of that increase was in the form of certificates of deposits of $100,000 or more. Also during the period, short-term borrowings increased by $1,500,000 and long-term debt increased by $5,000,000.

         The Company believes that its liquidity position continues to provide it with sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers. Management also believes that the current balance sheet position maintains the Company's exposures to changes in interest rates at acceptable levels.


Results of Operations

Three Months Ended September 30, 2008 and 2007

         The Company recorded consolidated net income of $709,000 or $.21 per share for the third quarter of 2008 compared with net income of $771,000 and earnings per share of $.24 for the third quarter of 2007. Net income per share, assuming dilution was $.20 for the 2008 quarter and $.21 for the 2007 period. Net income per share amounts for 2007 have been retroactively adjusted to reflect a ten percent stock dividend effective December 20, 2007.

         Interest income for the third quarter of 2008 increased by $255,000 over the same period of 2007 due to higher rates earned on taxable investment securities and, to a lesser degree, an increase in the average amount of such instruments held. Interest expenses for the third quarter of 2008 were $361,000 lower than for the same prior year period due to lower rates paid. During the 2008 three month period, depositors were extremely concerned about maximizing the deposit insurance coverage for their funds. As a result, diversification of those funds among federally-insured financial institutions to ensure safety of principal was more important than the interest return that could be realized from investing those funds.

         The Company increased the provision for loan losses to $965,000 for the third quarter of 2008 from $150,000 for the same period of 2007. Factors that management considered when determining the amount to be provided for loan losses included higher volumes of nonaccrual and past due loans, increased charge-offs taken during the quarter, signs of deterioration in the local economy, especially conditions in the local real estate markets, and recent disruption of the flow of and sharply higher prices charged for automotive fuels resulting from the effects of Hurricanes Gustav and Ike on the Gulf Coast refineries that supply fuel to the Company's market area.

                                                                               Summary Income Statement
                                                                                (Dollars in thousands)
For the Three Months Ended September 30,                       2008             2007         Dollar Change     Percentage Change
                                                               ----             ----         -------------     -----------------
Interest income ..........................................    $6,236           $5,981           $  255                4.3%
Interest expense .........................................     3,006            3,367             (361)             -10.7%
                                                              ------           ------           ------
Net interest income ......................................     3,230            2,614              616               23.6%
Provision for loan losses ................................       965              150              815              543.3%
Noninterest income .......................................       634              583               51                8.7%
Noninterest expenses .....................................     1,938            1,901               37                1.9%
Income tax expense .......................................       252              375             (123)             -32.8%
                                                              ------           ------           ------
Net income ...............................................    $  709           $  771           $  (62)             -8.0%
                                                              ======           ======           ======

Nine Months Ended September 30, 2008 and 2007

         The Company recorded consolidated net income of $2,514,000 or $.74 per share for the first nine months of 2008 compared with net income of $2,667,000 and earnings per share of $.82 for the same period of 2007. Net income per share, assuming dilution was $.71 for the 2008 nine months and $.77 for the same period of 2007. Net income per share amounts for 2007 have been retroactively adjusted to reflect a ten percent stock dividend effective December 20, 2007.

         Increases in interest income and net interest income for the 2008 nine month period reflect primarily the effects of growth of earning assets and higher rates earned on taxable securities. Interest expense for the 2008 nine month period is not much changed from the prior year amount as the effects of increased amounts of deposits and borrowed funds were offset by reductions in the rates paid for deposits and borrowings due to the factors stated previously.

         Noninterest income for the 2008 nine month period was $297,000 more than for the same period of 2007 primarily due to the recognition of increases in the value of life insurance assets totaling $280,000.

         Salaries and employee benefits for the 2008 nine month period were $374,000 more than for the same prior year period primarily due to higher amounts of deferred compensation expenses. Increases in other categories of other expenses reflect higher volumes of transactions, increased numbers of accounts, and higher depreciation and other expenses associated with the Company's banking offices.

                                                                            Summary Income Statement
                                                                            ------------------------
                                                                             (Dollars in thousands)
For the Nine Months Ended September 30,                  2008                2007           Dollar Change        Percentage Change
                                                         ----                ----           -------------        -----------------
Interest income ..................................     $18,629             $17,462             $ 1,167                  6.7%
Interest expense .................................       9,741               9,777                 (36)                -0.4%
                                                       -------             -------             -------
Net interest income ..............................       8,888               7,685               1,203                 15.7%
Provision for loan losses ........................       1,375                 270               1,105                409.3%
Noninterest income ...............................       1,868               1,571                 297                 18.9%
Noninterest expenses .............................       5,830               5,077                 753                 14.8%
Income tax expense ...............................       1,037               1,242                (205)               -16.5%
                                                       -------             -------             -------
Net income .......................................     $ 2,514             $ 2,667             $  (153)                -5.7%
                                                       =======             =======             =======

Net Interest Income


         Net interest income, the principal source of the Company's earnings, was higher in both the 2008 three month and nine month periods. During much of the third quarter of 2008, financial and credit markets nationwide have been stressed. The deterioration of real estate markets that began in other areas of the country more than one year ago is now evident within the Company's market.

Primarily because of constrained demand, some developers and builders are finding it difficult or impossible to satisfy their obligations except by surrendering the properties that were pledged to secure their loans either voluntarily or involuntarily through foreclosure. As a consequence, property values have fallen due to conditions such as oversupply of unsold housing units and physical deterioration of those units during prolonged sales periods, or because some homes and, indeed entire development projects, may be only partially completed when the builders and developers are overwhelmed by negative events and simply walk away, leaving completion of the project in the hands of lenders.

         Furthermore, the recent reluctance of large financial institutions to lend either to long-standing customers or even to other financial institutions is beginning to be exhibited at the community bank level. This reluctance stems from the recent failures of several banks and other financial institutions and reflects an aversion to the liquidity risk that a lending institution would encounter if a counterparty, including another financial institution, was unable to repay borrowed funds as agreed.

         As a consequence of these events, the level of uncertainty in any financing transaction increased dramatically during the 2008 third quarter. Attempts by government agencies to intervene initially were largely ineffective to alleviate fears or provide needed liquidity and order to the credit markets. Interest rates in this environment have been, and are expected to continue to be, very volatile. The structure of interest rates will probably continue to be erratic and depart from historic relationships. For the foreseeable future, management believes that short-term market interest rates, especially rates related to most of its funding sources, will fluctuate significantly. However, because depositors are currently more concerned with safety of principal than return on investment, deposit costs are not expected to change significantly in the near future. If the Company obtains additional funding from non-deposit sources, the costs of such borrowing would be expected to be more closely correlated to fluctuations in the broader credit markets.

         In a further effort to encourage inter-bank lending and to reduce the effect that the failure of a financial institution might have on the viability of other financial institutions and other market participants, on October 14, 2008, the FDIC initiated coverage of newly issued senior unsecured debt (including federal funds purchased), subject to certain limits, of FDIC-insured depository institutions, U.S. bank holding companies, including financial holding companies, and certain U.S. savings and loan holding companies and began to provide a temporary and unlimited guarantee of funds in non-interest bearing transaction accounts at FDIC-insured institutions under a newly created Temporary Liquidity Guarantee Program. Coverage under this program was provided without cost for the first thirty days of coverage. Institutions have the option to continue coverage after the initial period and be assessed fees for such coverage by the FDIC, or may opt out of one or both components of the program. The FDIC will maintain on its website a list of eligible institutions that choose to opt out of either component after the initial coverage period ends. Management expects that it will elect to continue coverage under both components of this program.


Three Months Ended September 30, 2008 and 2007

         For the third quarter of 2008, net interest income totaled $3,230,000, an increase of $616,000 over the $2,614,000 for the same period of 2007. The Company's interest rate spread for the third quarter of 2008 was 2.68%, an increase of 53 basis points over the 2.15% interest rate spread for the third quarter of 2007. Net yield on earning assets for the 2008 third quarter was 3.18%, an increase of 27 basis points over the 2007 third quarter net yield of 2.91%. The yield on taxable investment securities for the third quarter of 2008 was 4.98% compared with 4.16% for the same period of 2007. As discussed previously, the Company acted during the third quarter of 2008 to revamp its portfolio of mortgage-backed securities. The average amount of taxable securities in the 2008 period was $8,802,000 more than in the 2007 period. Consequently, income on such securities in the 2008 period was $300,000 more than in the 2007 period. The average amount of the Company's loan category for the third quarter of 2008 was 13.6% more than for the third quarter of 2007, but the interest rates associated with those loans in the 2008 period were 91 basis points lower than in the 2007 period. The Company adjusted for approximately $90,000 of accrued interest on loans included in nonaccrual loans for the first time during the third quarter of 2008. As a result, interest income on loans was only $15,000 higher in the 2008 three month period.

         Rates paid for interest bearing liabilities were significantly reduced from the prior year level. Rates paid for all types of deposits fell dramatically and rates paid for borrowings fell more modestly. Average amounts of time deposits outstanding for the 2008 period increased by $43,575,000, or 20.2%, over the amount for the 2007 period.

                                                                            Average Balances, Yields and Rates
                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                      2008                                         2007
                                                                      ----                                         ----
                                                                    Interest                                     Interest
                                                     Average        Income/        Yields/          Average      Income/    Yields/
                                                     Balances       Expense       Rates (1)         Balances     Expense   Rates (1)
                                                     --------       -------       ---------         --------     -------   ---------
                                                                                   (Dollars in thousands)
Assets
Interest-bearing balances due from banks ..........   $    1,533     $    10       2.60%           $     227     $     3       5.24%
Securities
      Taxable .....................................      101,802       1,275       4.98%              93,000         975       4.16%
      Tax exempt (2) ..............................       20,998         209       3.96%              19,574         212       4.30%
                                                      ----------     -------                       ---------     -------
           Total investment securities ............      122,800       1,484       4.81%             112,574       1,187       4.18%
Other investments .................................        1,216          14       4.58%                 845          14       6.57%
Federal funds sold ................................       15,844          81       2.03%              11,770         145       4.89%
Loans (2) (3) (4) .................................      262,977       4,647       7.03%             231,452       4,632       7.94%
                                                      ----------     -------                       ---------     -------
           Total interest earning assets ..........      404,370       6,236       6.14%             356,868       5,981       6.65%
Cash and due from banks ...........................        8,122                                       8,698
Allowance for loan losses .........................       (2,956)                                     (2,302)
Valuation allowance - Available-for-
      sale securities .............................         (596)                                     (1,602)
Premises and equipment ............................        8,768                                       8,227
Other assets ......................................       12,572                                       6,560
                                                      ----------                                   ---------
           Total assets ...........................   $  430,280                                   $ 376,449
                                                      ==========                                   =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts .......      $56,370     $   250       1.76%             $57,297     $   457       3.16%
      Savings .....................................       18,700          46       0.98%              19,068          92       1.91%
      Time deposits $100M and over ................      113,755       1,021       3.57%              85,990       1,038       4.79%
      Other time deposits .........................      145,886       1,589       4.33%             130,076       1,734       5.29%
                                                      ----------     -------                       ---------     -------
           Total interest bearing
             deposits .............................      334,711       2,906       3.45%             292,431       3,321       4.51%
Short-term borrowings .............................        1,500           8       2.12%                   -           -       0.00%
Long-term debt ....................................        9,500          92       3.85%               4,500          46       4.06%
                                                      ----------     -------                       ---------     -------
           Total interest bearing
             liabilities ..........................      345,711       3,006       3.46%             296,931       3,367       4.50%
Noninterest bearing demand deposits ...............       41,637                                      41,084
Other liabilities .................................        2,907                                       3,061
Shareholders' equity ..............................       40,025                                      35,373
                                                      ---------                                    ---------
           Total liabilities and shareholders'
             equity ...............................   $  430,280                                   $ 376,449
                                                      ==========                                   =========
Interest rate spread ..............................                                2.68%                                       2.15%
Net interest income and net yield
      on earning assets ...........................                  $ 3,230       3.18%                         $ 2,614       2.91%
Interest free funds supporting earning  assets ....      $58,659                                   $  59,937

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Nine Months Ended September 30, 2007 and 2006

         For the first nine months of 2008, net interest income totaled $8,888,000, an increase of $1,203,000, or 15.7%, over the $7,685,000 amount for the same period of 2007. The Company's interest rate spread for the 2008 nine month period was 2.41%, an increase of 28 basis points over the 2.13% spread for the 2007 period. The yield on interest earning assets decreased to 6.17% for the 2008 period, compared with 6.54% for the 2007 period, due to lower rates earned on loans and federal funds sold. A significant portion of the Company's loans are variable rate instruments that are repriced in response to changes in the "prime rate." Actions taken by the Federal Reserve in the third quarter of 2008 generally were intended to reduce market rates of interest. Those efforts were only partially successful due to the increased influence on interest rates of other uncertainties that were evident.

         Rates paid for interest bearing liabilities during the 2008 nine month period were 65 basis points lower than for the 2007 period. Rates paid for time deposits $100,000 and over were 73 basis points lower during the 2008 period than in the 2007 period and rates paid for other time deposits decreased by 33 basis points compared with the same 2007 period. The average amounts of time deposits outstanding during the 2008 period were $46,525,000, or 22.6%, more than in the 2007 period. Rates paid for interest bearing transaction accounts for the 2008 nine month period were 126 basis points less than for the same period of 2007 and the average amount of such accounts in the 2008 period was only $729,000, or 1.3%, more than for the 2007 period.

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

                                                                                 Average Balances, Yields and Rates
                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                           2008                                   2007
                                                                           ----                                   ----
                                                                         Interest                               Interest
                                                           Average       Income/    Yields/       Average       Income/     Yields/
                                                          Balances       Expense   Rates (1)      Balances      Expense    Rates (1)
                                                          --------       -------   ---------      --------      -------    ---------
                                                                                    (Dollars in thousands)
Assets
Interest-bearing balances due from banks ...........    $    1,251      $    17      1.82%        $     141      $     4       3.79%
Securities
      Taxable ......................................        95,782        3,464      4.83%           91,100        2,907       4.27%
      Tax exempt (2) ...............................        20,683          623      4.02%           19,588          616       4.20%
                                                        ----------      -------                   ---------      -------
           Total investment securities .............       116,465        4,087      4.69%          110,688        3,523       4.26%
Other investments ..................................           997           39      5.23%              904           43       6.36%
Federal funds sold .................................        28,624          584      2.73%           25,733        1,007       5.23%
Loans (2) (3) (4) ..................................       255,866       13,902      7.26%          219,261       12,885       7.86%
                                                        ----------      -------                   ---------      -------
           Total interest earning assets ...........       403,203       18,629      6.17%          356,727       17,462       6.54%
Cash and due from banks ............................         7,916                                    8,256
Allowance for loan losses ..........................        (2,725)                                  (2,253)
Valuation allowance - Available-for-
      sale securities ..............................           347                                   (1,282)
Premises and equipment .............................         8,812                                    8,048
Other assets .......................................        12,355                                    4,673
                                                        ----------                                ---------
           Total assets ............................    $  429,908                                $ 374,169
                                                        ==========                                =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ........       $58,022      $   843      1.94%          $57,293      $ 1,373       3.20%
      Savings ......................................        28,523          323      1.51%           28,282          616       2.91%
      Time deposits $100M and over .................       108,347        3,231      3.98%           82,312        2,901       4.71%
      Other time deposits ..........................       143,881        5,157      4.79%          123,391        4,729       5.12%
                                                        ----------      -------                   ---------      -------
           Total interest bearing
             deposits ..............................       338,773        9,554      3.77%          291,278        9,619       4.42%
Short-term borrowings ..............................           504            8      2.12%               17            3      23.59%
Long-term debt .....................................         6,321          179      3.78%            5,119          155       4.05%
                                                        ----------      -------                   ---------      -------
           Total interest bearing
             liabilities ...........................       345,598        9,741      3.76%          296,414        9,777       4.41%
Noninterest bearing demand deposits ................        40,910                                   40,028
Other liabilities ..................................         3,787                                    3,139
Shareholders' equity ...............................        39,613                                   34,588
                                                        ----------                                ---------
           Total liabilities and shareholders'
             equity ................................    $  429,908                                $ 374,169
                                                        ==========                                =========
Interest rate spread ...............................                                 2.41%                                     2.13%
Net interest income and net yield
      on earning assets ............................                    $ 8,888      2.94%                       $ 7,685       2.88%
Interest free funds supporting earning assets ......       $57,605                                $  60,313

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $965,000 for the third quarter of 2008 compared with $150,000 for the third quarter of 2007. For the first nine months of 2008, the provision for loan losses was $1,375,000, compared with $270,000 for the first nine months of 2007. At September 30, 2008, the allowance for loan losses was 1.31% of loans, compared with 1.05% at December 31, 2007. The increase in the provision and allowance was made as a result of significant increases in the amounts of nonaccrual and potential problem loans, increased net charge-offs, higher volumes of loans and heightened concerns about the ability of customers to perform in accordance with the terms of their loans due to weaknesses in the broader economic situation.

         For the first nine months of 2008, net charge-offs totaled $446,000, compared with $141,000 in net charge offs during the same period of 2007. As of September 30, 2008, nonaccrual loans totaled $4,725,000. As of September 30, 2007, there were $481,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                             Nine Months                               Nine Months
                                                                                Ended            Year Ended               Ended
                                                                             September 30,        December 31,         September 30,
                                                                                2008                 2007                  2007
                                                                                ----                 ----                  ----
                                                                                            (Dollars in thousands)
Allowance at beginning of period .................................           $   2,574             $   2,242             $   2,242
Provision for loan losses ........................................               1,375                   594                   270
Net charge-offs ..................................................                (446)                 (262)                 (141)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   3,503             $   2,574             $   2,371
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
   at period end .................................................                1.31%                 1.05%                 1.00%
Loans at end of period ...........................................           $ 267,075             $ 244,131             $ 236,907
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                          90 Days or
                                                         More Past Due  Total Non-        Percentage                     Percentage
                                         Nonaccrual        and Still    performing         of Total      Potential         of Total
                                            Loans          Accruing        Loans             Loans      Problem Loans        Loans
                                            -----          --------        -----             -----      -------------        -----
                                                                           (Dollars in thousands)
January 1, 2007 ...................        $    50         $     -        $    50             0.02%      $ 3,176             1.56%
Net change ........................            143               -            143                           (151)
                                           -------         -------        -------                        -------
March 31, 2007 ....................            193               -            193             0.09%        3,025             1.43%
Net change ........................            219               -            219                             97
                                           -------         -------        -------                        -------
June 30, 2007 .....................            412               -            412             0.18%        3,122             1.38%
Net change ........................             14               -             14                            106
                                           -------         -------        -------                        -------
September 30, 2007 ................            426               -            426             0.18%        3,228             1.36%
Net change ........................            199               -            199                           (140)
                                           -------         -------        -------                        -------
December 31, 2007 .................            625               -            625             0.26%        3,088             1.26%
Net change ........................           (181)              -           (181)                           962
                                           -------         -------        -------                        -------
March 31, 2008 ....................            444               -            444             0.18%        4,050             1.61%
Net change ........................          1,436               -          1,436                          1,338
                                           -------         -------        -------                        -------
June 30, 2008 .....................          1,880               -          1,880             0.73%        5,388             2.10%
Net change ........................          2,845               -          2,853                          1,194
                                           -------         -------        -------                        -------
September 30, 2008 ................        $ 4,725         $     -        $ 4,733             1.77%      $ 6,582             2.46%
                                           =======         =======        =======                        =======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. Such loans are assigned to one of several risk-rating grades depending on factors such as past due status, collateral values, and other factors affecting the customers' ability to repay. As of September 30, 2008, approximately 75% of the Company's potential problem loans were included in the Company's least severe risk-rating grade. Approximately 90% of potential problem loans were secured by real estate. Management expects that further deterioration of economic conditions within the Company's market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, it is expected that increased provisions for loan losses will be needed in the future.

Noninterest Income

         Noninterest income totaled $634,000 for the third quarter of 2008, compared with $583,000 for the 2007 quarter. Service charges on deposit accounts in the 2008 quarter were $374,000 representing a decrease of $20,000 from the prior year period. Increases in the value of bank-owned life insurance during the third quarter of 2008 totaled $94,000 compared with $33,000 during the same period of 2007. Sales of securities in the 2008 third quarter were undertaken to take advantage of attractive yields for fixed rate mortgage backed securities and to eliminate adjustable rate mortgage backed securities from the Company's portfolio. Those sales resulted in net losses of $3,000. There were no sales of securities in the 2007 period.

         For the nine months ended September 30, 2008, noninterest income totaled $1,868,000, compared with $1,571,000 for the same period of 2007.
Service charges on deposit accounts in the 2008 period were $1,109,000 representing an increase of $38,000 from the prior year period's $1,071,000. During the 2008 and 2007 nine month periods, increases in the value of life insurance assets totaling $280,000 and $33,000 were recognized, respectively.

Noninterest Expenses

         Noninterest expenses totaled $1,938,000 for the third quarter of 2008 compared with $1,901,000 for the same period of 2007, representing an increase of $37,000 or 1.9%. Salaries and employee benefits decreased by $57,000, or 5.0%, to 1,073,000 due to lower rates paid for employee life and disability insurance coverage.

         Occupancy and furniture and equipment expenses for the third quarter of 2008 increased by $18,000 compared with 2007 primarily due to higher depreciation and operating costs of the Company's offices. Higher expenses were incurred in 2008 for stationery, postage, supplies and promotional expenses resulting from the opening of the new corporate offices and additional banking offices and increased numbers of deposit accounts. The cost of deposit insurance was $58,000 for the third quarter of 2008, compared with $10,000 for the third quarter of 2007. Further increases in these expenses are expected to occur due to costs expected to be incurred to continue coverage of certain debt and non-interest bearing transaction accounts under the Temporary Liquidity Guarantee Program.

         For the nine months ended September 30, 2008, salaries and employee benefits increased by $374,000, or 13.2%, over the amount for 2007. The increase in salaries and benefits for 2008 is attributable to an increase in the number of employees for the new Seneca and Anderson offices, and normal salary increases. Net occupancy and furniture and equipment expenses increased by an aggregate of $101,000, or 15.8%, due to expansion of the Company's network of banking offices and higher costs of utilities, maintenance, and other recurring expenses.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company has approximately $20,000,000 of credit availability under its FHLB lines of credit and additional amounts are available under federal funds purchased facilities. Provided the Company continues to participate in the Temporary Liquidity Guarantee Program, any newly issued senior unsecured debt issued before July 1, 2009 would be fully guaranteed by the FDIC until its maturity not later than June 30, 2012.
Management believes that continuing to participate in that program would significantly increase the Company's ability to secure financing as needed up to the limits imposed by the program.

         As of September 30, 2008, the ratio of loans to total deposits was 69.6%, compared with 68.6% as of December 31, 2007. Deposits as of September 30, 2008 were $383,722,000, an increase of $27,855,000 or 7.8% over the amount as of December 31, 2007. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $2,880,000 since December 31, 2007 as the result of net income of $2,514,000 for the first nine months of 2008, $365,000 from the exercise of employee stock options, plus a $1,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects.

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

         The September 30, 2008 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                               Tier 1       Capital     Leverage
                                               ------       -------     --------
Community First Bancorporation                  13.8%        15.0%        9.5%
Community First Bank                            13.1%        14.3%        9.0%
Minimum "well-capitalized" requirement           6.0%        10.0%        6.0%
Minimum requirement                              4.0%         8.0%        5.0%

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

         Following  are  the   off-balance-sheet   financial  instruments  whose
contract amounts represent credit risk:

                                            September 30, 2008
                                          (Dollars in thousands)
Loan commitments .....................                $ 43,081
Standby letters of credit ............                     889


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

         Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for either the nine months or three months ended September 30, 2008.

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

         The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of September 30 2008, the model indicates that net interest income would increase $103,000 and net income would increase $64,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would decrease $52,000 and net income would decrease $32,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

         As of September 30, 2008, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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


                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The following are additional risk factors for the Company, to be read in conjunction with Item 1A, "Risk Factors - Risks Related to Our Industry" in the Company's Form 10-K for the year ended December 31, 2007.

1. There can be no assurance that recent government actions will help stabilize the U.S. financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

2.   Current levels of market volatility are unprecedented.

Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

3.   The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

4. Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.


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

November 14, 2008                  /s/ Frederick D. Shepherd, Jr.
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