Form 10-K
period 2008-12-31
COMMUNITY FIRST BANCORP
filed 2009-03-31
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008        Commission File No. 000-29640

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]             Accelerated filer [ ]

         Non-accelerated filer [ ]               Smaller Reporting Company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 30, 2008, which was the last day of the Registrant's most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $34,129,136. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 20, 2009, there were 3,609,799 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008 - Parts I and II
(2) Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................    10
Item 1B  Unresolved Staff Comments ......................................    14
Item 2   Properties .....................................................    14
Item 3   Legal Proceedings ..............................................    15
Item 4   Submission of Matters to a Vote of Security Holders ............    15
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    15
Item 6   Selected Financial Data ........................................    15
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    15
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    15
Item 8   Financial Statements and Supplementary Data ....................    15
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    15
Item 9A(T) Controls and Procedures ......................................    16
Item 9B  Other Information ..............................................    16
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    16
Item 11  Executive Compensation .........................................    16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    16
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    17
Item 14  Principal Accountant Fees and Services .........................    17
Item 15  Exhibits, Financial Statement Schedules ........................    18

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

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o    cost and difficulty of implementing changes in technology or products;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                               BUSINESS OF BANKING

General

         The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990. The Bank operates from its offices in Walhalla, Seneca, Anderson, Westminster and Williamston, South Carolina. The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca offices are located at 449 Highway 123 Bypass, and 1600 Sandifer Boulevard, in Seneca, South Carolina; the Anderson offices are located at 4002 Clemson Boulevard, and 2007 East Greenville Street in Anderson, South Carolina; the Williamston office is located at 208 East Main Street in Williamston, South Carolina; and the Westminster office is located at 1101 East Main Street, Westminster, South Carolina.

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

         As of December 31, 2008, local governmental deposits comprised approximately 14% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2008, the Company employed 92 people.

Competition

         The banking laws of South Carolina allow statewide branching, and, therefore, commercial banking in the state is highly competitive. South Carolina law also permits bank holding companies in other states with reciprocal laws to acquire depository institutions in South Carolina, and most of the other financial institutions in the Oconee and Anderson County areas are branch offices of large, regional banks. Further, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 increased the ability of bank holding companies and banks to operate across state lines.

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. As of June 30, 2008, the most recent date for which information is available, the Bank's primary competitors in its Oconee County market area were 13 other banks and savings and loan associations with 21 branch locations. Total deposits in the county were $1.1 billion, of which the Bank had a 23.78% market share. The Bank's primary competitors in its Anderson County market area as of June 30, 2008 were 20 other banks and savings and loan associations with 62 branch locations. Total deposits in Anderson County were $2.3 billion, of which the Bank had a 10.59% market share. Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

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

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), the Company is subject to supervision, and to regular inspection by the Federal Reserve. The Bank is a state bank subject to regulation by the South Carolina State Board of Financial Institutions ("State Board") and the FDIC. The Company is also subject to regulation by the State Board. The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

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

         The Company's and the Bank's December 31, 2008 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2008 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Effective January 1, 2007, rates range between 5 and 43 cents per $100 in assessable deposits. As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, however, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009. Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits. The FDIC has also proposed to make an additional "emergency assessment" of 20 cents per $100 of assessable deposits held on June 30, 2009, which will be payable in September 2009.

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law permits such interstate branching but not de novo branching by an out-of-state bank.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act makes it easier for affiliations between banks, securities firms and insurance companies to take place, removed Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

         The Act and the regulations adopted pursuant to the Act create opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Governmental Response to 2008 Financial Crisis

         During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

         Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008. Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators. The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and
(iv) management's belief that other sources of capital were, and would continue to be, available should additional capital be needed.

         The FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component.

         An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009 and has also proposed a special one-time assessment of 20 cents per $100 of assessable deposits, to be paid in September, 2009 based on deposits at June 30, 2009. There appears, however, to be a possibility that the assessment will be reduced if Congress authorizes the FDIC to borrow sufficient funds. Assuming that the special assessment is imposed as proposed and without reduction, the additional cost to the Bank in 2009 would be approximately $776,000.

         Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

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

         In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

         Current levels of market volatility are unprecedented.

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

         Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

         Our growth strategy could require future increases in capital that we may not be able to accomplish.

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

         Our profitability and liquidity are affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interests rates.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Although our common stock may be traded from time to time on an individual basis or on the OTCBB, no active trading market has developed and none may develop in the foreseeable future. Our common stock is not traded on any exchange. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

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

Item 1B. Unresolved Staff Comments.

        Not Applicable.

Item 2.  Properties

         The Bank owns in fee simple with no major encumbrances, the real property where its corporate offices and banking offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 449 Highway 123 Bypass in Seneca, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 2007 East Greenville Street in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; and 1101 East Main Street in Westminster, South Carolina. The Westminster branch is currently operating in a modular facility. Management of the Bank believes the Bank's facilities are suitable and adequate for the Company's needs.

         In 2007, the Company purchased real property near Powdersville, South Carolina, to be used for future expansion. The Company has not established a budget or a schedule for construction on the property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2008.

                                     PART II

         The portions of the 2008 Annual Report incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Company's Annual Report to Shareholders for the year ended December 31, 2008 (the "2008 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-K under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

         The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2008. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Summary" in the 2008 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operatons" in the 2008 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the 2008 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon, set forth in the 2008 Annual Report are incorporated herein by reference.

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

Management's Report on Internal Control Over Financial Reporting

         The report set forth under the caption "Management's Report on Internal Control Over Financial Reporting" set forth in the 2008 Annual Report is incorporated herein by reference.

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

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2008 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2009 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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

         Audit Committee

         The Company  has an Audit  Committee  established  in  accordance  with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is responsible for seeing that audits of the Company's financial statements are conducted annually. An independent registered public accounting firm is employed for that purpose by the Board of Directors upon recommendation of the Audit Committee. Reports on these audits are reviewed by the Committee upon receipt and a report thereon is made to the Board at its next meeting. The Audit Committee is comprised of Messrs. Edwards, Hamrick, Thrift and Winchester, each of whom is independent as defined in the Nasdaq Rules. The Audit Committee does not have a written charter.

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

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2008 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)(1)                       (b)                          (c)(2)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                     398,311                      $12.18                       -0-

Equity compensation
plans not approved
by security holders                      -0-                         -0-                       -0-


Total

(1) These include securities covered by options outstanding at December 31, 2008 under both the 1998 Stock Option Plan (see note 2 below) and the 1989 Stock Option Plan.
(2) These include securities that remained available for issuance under the 1998 Stock Option Plan at December 31, 2008. The 1998 Plan terminated March 19, 2008 according to its terms, and no further options may be issued pursuant to the 1998 Plan. The 1989 Plan had previously terminated according to its terms in 1999. Options outstanding under both plans may continue to be exercised until the earlier of their termination dates (as set forth in individual grant agreements) or ten years from the date of grant.

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements and Financial Schedules

     -    Report of Independent Registered Public Accounting Firm.
     -    Consolidated Balance Sheets - December 31, 2008 and 2007
     - Consolidated Statements of Income - Years ended December 31, 2008, 2007 and 2006
     - Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2008, 2007 and 2006
     - Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
     -    Notes to Consolidated Financial Statements


(3) Exhibit No.(from              Description
    item 601 of
    Regulation S-K)

         3.1 Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998, and Current Report on Form 8-K, filed February 9, 2009.)

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community First Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         10.5 Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         10.6 Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2008

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

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 30, 2009            By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date

s/Larry S. Bowman
-------------------------------                  Vice Chairman and Director                       March 30, 2009
(Larry S. Bowman)


-------------------------------                  Director and Secretary                           March __, 2009
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 30, 2009
(Robert H. Edwards)


-------------------------------                  Director                                         March __, 2009
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 30, 2009
(John R. Hamrick)


-------------------------------                  Chairman and Director                            March __, 2009
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 30, 2009
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 30, 2009
(Gary V. Thrift)


-------------------------------                  Director                                         March __, 2009
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 30, 2009
(Charles L. Winchester)

                                  EXHIBIT INDEX


         3.1 Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998, and Current Report on Form 8-K, filed February 9, 2009.)

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Split-Dollar Insurance Agreement between Community First Bank and Frederick D. Shepherd, Jr. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001)

         10.5 Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         10.6 Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2008

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications