Form 10-Q
period 2009-03-31
COMMUNITY FIRST BANCORP
filed 2009-05-15
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009          Commission File No. 000-29640


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

         Yes [X]  No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes [ ]  No [ ]  (Not yet applicable to Registrant)

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

         Yes [  ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,609,799 Shares Outstanding on April 30, 2009.

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets ......................................................................    3
                  Consolidated Statements of Income ................................................................    4
                  Consolidated Statements of Changes in Shareholders' Equity .......................................    5
                  Consolidated Statements of Cash Flows ............................................................    6
                  Notes to Unaudited Consolidated Financial Statements .............................................    7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ............   12
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .......................................   18
Item 4T.          Controls and Procedures ..........................................................................   19

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ..............................................   19
Item 6.           Exhibits .........................................................................................   19

SIGNATURE ..........................................................................................................   20

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                      March 31,        December 31,
                                                                                                        2009               2008
                                                                                                        -----              ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .............................................................           $   6,766            $   9,204
     Interest bearing deposits due from banks ............................................               4,011               12,969
     Federal funds sold ..................................................................                   -               18,793
                                                                                                     ---------            ---------
         Cash and cash equivalents .......................................................              10,777               40,966
     Securities available-for-sale .......................................................             160,871              126,636
     Securities held-to-maturity (fair value $11,651 for 2009
         and $12,238 for 2008) ...........................................................              11,199               11,910
     Other investments ...................................................................               1,340                1,220
     Loans ...............................................................................             275,613              270,413
         Allowance for loan losses .......................................................              (5,470)              (5,475)
                                                                                                     ---------            ---------
            Loans - net ..................................................................             270,143              264,938
     Premises and equipment - net ........................................................               8,677                8,655
     Accrued interest receivable .........................................................               2,759                2,776
     Bank-owned life insurance ...........................................................               8,574                8,483
     Other assets ........................................................................               4,220                3,889
                                                                                                     ---------            ---------

            Total assets .................................................................           $ 478,560            $ 469,473
                                                                                                     =========            =========

Liabilities
     Deposits
         Noninterest bearing .............................................................           $  44,794            $  41,962
         Interest bearing ................................................................             378,465              374,153
                                                                                                     ---------            ---------
            Total deposits ...............................................................             423,259              416,115
     Accrued interest payable ............................................................               3,914                3,045
     Long-term debt ......................................................................               9,500                9,500
     Other liabilities ...................................................................               1,099                  885
                                                                                                     ---------            ---------
            Total liabilities ............................................................             437,772              429,545
                                                                                                     ---------            ---------

Shareholders' equity
     Preferred stock - no par value; 10,000,000 shares authorized;
         None issued and outstanding
     Common stock - no par value; 10,000,000 shares authorized; ..........................                   -                    -
         issued and outstanding - 3,609,811 for 2009 and
         3,564,279 for 2008 ..............................................................              37,570               37,084
     Additional paid-in capital ..........................................................                 748                  748
     Retained earnings ...................................................................               2,183                1,769
     Accumulated other comprehensive income ..............................................                 287                  327
                                                                                                     ---------            ---------
            Total shareholders' equity ...................................................              40,788               39,928
                                                                                                     ---------            ---------

            Total liabilities and shareholders' equity ...................................           $ 478,560            $ 469,473
                                                                                                     =========            =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                               (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                        2009                 2008
                                                                                                        ----                 ----
                                                                                                          (Dollars in thousands,
                                                                                                           except per share)
Interest income
     Loans, including fees ...........................................................                 $4,049                 $4,732
     Interest bearing deposits due from banks ........................................                     16                      2
     Securities
       Taxable .......................................................................                  1,506                  1,017
       Tax-exempt ....................................................................                    209                    206
     Other investments ...............................................................                      -                     13
     Federal funds sold ..............................................................                      3                    386
                                                                                                       ------                 ------
         Total interest income .......................................................                  5,783                  6,356
                                                                                                       ------                 ------

Interest expense
     Time deposits $100M and over ....................................................                  1,093                  1,153
     Other deposits ..................................................................                  1,816                  2,396
     Long-term debt ..................................................................                     91                     39
                                                                                                       ------                 ------
         Total interest expense ......................................................                  3,000                  3,588
                                                                                                       ------                 ------

Net interest income ..................................................................                  2,783                  2,768
Provision for loan losses ............................................................                    750                    130
                                                                                                       ------                 ------
Net interest income after provision ..................................................                  2,033                  2,638
                                                                                                       ------                 ------

Other income
     Service charges on deposit accounts .............................................                    323                    360
     ATM interchange and other fees ..................................................                    140                    129
     Credit life insurance commissions ...............................................                      6                      4
     Increase in value of bank-owned life insurance ..................................                     92                     93
     Other income ....................................................................                     10                     23
                                                                                                       ------                 ------
         Total other income ..........................................................                    571                    609
                                                                                                       ------                 ------

Other expenses
     Salaries and employee benefits ..................................................                  1,181                  1,037
     Net occupancy expense ...........................................................                    135                    119
     Furniture and equipment expense .................................................                     93                    110
     Amortization of computer software ...............................................                     95                     75
     ATM interchange and related expenses ............................................                    113                    110
     Other expense ...................................................................                    480                    436
                                                                                                       ------                 ------
         Total other expenses ........................................................                  2,097                  1,887
                                                                                                       ------                 ------

Income before income taxes ...........................................................                    507                  1,360
Income tax expense ...................................................................                     93                    400
                                                                                                       ------                 ------
Net income ...........................................................................                 $  414                 $  960
                                                                                                       ======                 ======

Per share*
     Net income ......................................................................                 $ 0.12                 $ 0.27
     Net income, assuming dilution ...................................................                   0.12                   0.26

------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 20, 2008.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                (Unaudited)

                                                            Common Stock                                  Accumulated
                                                            ------------           Additional               Other
                                                       Number of                   Paid-in     Retained  Comprehensive
                                                        Shares        Amount       Capital     Earnings   Income (Loss)     Total
                                                        ------        ------       -------     --------   -------------     -----
                                                                              (Dollars in thousands)

Balance, January 1, 2008 ..........................    3,324,105    $   35,009   $      681   $    2,140   $       80    $   37,910
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          960            -           960
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $340 ........................            -             -            -            -          608           608
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                             608
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,568
                                                                                                                         ----------
Exercise of employee stock options ................       35,098           180            -            -            -           180
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, March 31, 2008 ...........................    3,359,203    $   35,189   $      681   $    3,100   $      688    $   39,658
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2009 ..........................    3,564,279    $   37,084   $      748   $    1,769   $      327    $   39,928
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          414            -           414
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $23 .........................            -             -            -            -          (40)          (40)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                             (40)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                             374
                                                                                                                         ----------
Exercise of employee stock options ................       45,532           486            -            -            -           486
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, March 31, 2009 ...........................    3,609,811    $   37,570   $      748   $    2,183   $      287    $   40,788
                                                      ==========    ==========   ==========   ==========   ==========    ==========
















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                               (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                          2009                 2008
                                                                                                          ----                 ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    414           $    960
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               750                130
            Depreciation .....................................................................               112                112
            Amortization of net loan fees and costs ..........................................                 8                (58)
            Securities accretion and premium amortization ....................................               228                  6
            Loss on sale of foreclosed assets ................................................                 -                  6
            Increase in cash surrender value of bank-owned life insurance ....................               (91)               (93)
            Decrease (increase) in interest receivable .......................................                17                (13)
            Increase in interest payable .....................................................               869                442
            Decrease (increase) in prepaid expenses and other assets .........................                58                 (5)
            Increase in other accrued expenses ...............................................               217                347
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,582              1,834
                                                                                                        --------           --------

Investing activities
     Purchases of available-for-sale securities ..............................................           (72,212)           (22,296)
     Maturities, calls and paydowns of securities available-for-sale .........................            35,645             14,627
     Maturities, calls and paydowns of securities held-to-maturity ...........................               709                219
     Proceeds of sales of available-for-sale securities ......................................             2,043                  -
     Purchases of other investments ..........................................................              (125)               (87)
     Disposals of other investments ..........................................................                 5                  -
     Net increase in loans made to customers .................................................            (6,150)            (7,808)
     Purchases of premises and equipment .....................................................              (134)              (370)
     Additional investment in foreclosed assets ..............................................              (209)                 -
     Proceeds of sale of foreclosed assets ...................................................                30                 34
     Investment in bank-owned life insurance .................................................                 -             (1,000)
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (40,398)           (16,681)
                                                                                                        --------           --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...................................             3,117              5,619
     Net increase in certificates of deposit and other
         time deposits .......................................................................             4,027             13,583
     Cash paid in lieu of issuing fractional shares ..........................................                (3)                 -
     Exercise of employee stock options ......................................................               486                180
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................             7,627             19,382
                                                                                                        --------           --------
Increase in cash and cash equivalents ........................................................           (30,189)             4,535
Cash and cash equivalents, beginning .........................................................            40,966             34,673
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 10,777           $ 39,208
                                                                                                        ========           ========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued
                                                                 (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                             2009          2008
                                                             ----          ----
                                                          (Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest .....................................     $ 2,131      $ 3,145
         Income taxes .................................           -            -
     Net transfers from loans to foreclosed assets ....         187            -
     Noncash investing and financing activities:
         Other comprehensive income ...................         (40)         608

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Certain amounts in the 2008 financial statements have been reclassified to conform to the current presentation.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Nonperforming Loans - As of March 31, 2009, there were $14,634,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All 2008 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 20, 2008. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                            (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                      2009                  2008
                                                                                                      ----                  ----
                                                                                                        (Dollars in thousands,
                                                                                                         except per share amounts)
Net income per share, basic
  Numerator - net income ............................................................              $     414              $      960
                                                                                                   =========              ==========
  Denominator
    Weighted average common shares issued and outstanding ...........................              3,584,647               3,507,319
                                                                                                   =========              ==========
               Net income per share, basic ..........................................              $     .12              $      .27
                                                                                                   =========              ==========

Net income per share, assuming dilution
  Numerator - net income ............................................................              $     414              $      960
                                                                                                   =========              ==========
  Denominator
    Weighted average common shares issued and outstanding ...........................              3,584,647               3,507,319
    Effect of dilutive stock options ................................................                      -                 178,000
                                                                                                   ---------              ----------
               Total shares .........................................................              3,584,647               3,685,319
                                                                                                   =========              ==========
               Net income per share, assuming dilution ..............................              $     .12              $      .26
                                                                                                   =========              ==========

Stock-Based Compensation - The Company's 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan. A total of 346,743 unexpired and non-forfeited options outstanding under the plan remain exercisable until their expiration dates.

New Accounting Pronouncements - Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160") was effective as of January 1, 2009 and is required to be applied prospectively with retrospective presentation and disclosure requirements for comparative financial statements. Early adoption was prohibited. SFAS No. 160 seeks to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by separately identifying and reporting several financial statement components into amounts that are attributable to the reporting entity or that are attributable to noncontrolling interests. SFAS No. 160 also specifies the conditions under which an entity is required to deconsolidate its interest in a subsidiary. The Company currently has no consolidated subsidiaries that are not wholly-owned nor are any transactions contemplated that would result in such a condition. Therefore, the adoption of SFAS No. 160 in January 2009 had no effect on the Company's consolidated financial statements.

SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," was effective as of January 1, 2009. This standard requires enhanced disclosure about an entity's derivative and hedging activities to improve the transparency of financial reporting. The Company does not engage in any material derivative or hedging activities. Therefore, the implementation of SFAS No. 161 had no effect on the Company's consolidated financial statements.

Financial Accounting Standards Board ("FASB") Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." This Staff Position was effective for the Company on January 1, 2009 and had no impact on the Company's financial position, results of operations or cash flows.

FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in a subsequent period. This FSP provides guidance for initial and subsequent measurement as well as derecognition provisions. This FSP was effective for the Company on January 1, 2009 and had no effect on the Company's financial position, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1") provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective for the Company on January 1, 2009 and had no effect on the Company's financial position, results of operations or cash flows.

FASB Staff Position SFAS 133-1 and FIN 45-4 "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP SFAS 133-1 and FIN 45-4") amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, the fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45 ("FIN 45") to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, disclosure must also be made of how the groupings are determined and how the risks are managed. FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company's financial position, results of operations or cash flows.

FSP SFAS 140-4 and FIN 46(R)-8 "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities" was issued in December 2008 to require public companies to disclose additional information about transfers of financial assets and any involvement with variable interest entities. The FSP also requires certain disclosures for public entities that are sponsors and servicers of qualifying special purpose entities. The FSP was effective for the Company as of January 1, 2009. Application of this FSP had no impact on the financial position, results of operations or cash flows of the Company.

In April, 2009 FASB issued FSP No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this FSP as of its mandatory adoption date.

In April, 2009 FASB issued FSP No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. Early adoption for periods ending after March 15, 2009 is permitted in limited circumstances. The Company will adopt this FSP as of its mandatory adoption date.

In April, 2009 FASB issued FSP No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP requires that entities disclose information for interim and annual periods to enable users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and information that enables users to understand the reasons that an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 permitted in limited circumstances. The Company will adopt this FSP as of its mandatory adoption date.

Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. A three-level hierarchy is used for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability as of the measurement date. In developing estimates of the fair values of assets and liabilities, no consideration of large position discounts for financial instruments quoted in active markets is allowed. However, an entity is required to consider its own creditworthiness when valuing its liabilities. For disclosure purposes, fair values for assets and liabilities are shown in the level of the hierarchy that correlates with the lowest level input that is significant to the fair value measurement in its entirety.

The three levels of the fair value input hierarchy are described as follows:

Level 1 inputs reflect quoted prices in active markets for identical assets or liabilities.

Level 2 inputs reflect observable inputs that may consist of quoted market prices for similar assets or liabilities, quoted prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the assets or liabilities being valued.

Level 3 inputs reflect the use of pricing models and/or discounted cash flow methodologies using other than contractual interest rates or methodologies that incorporate a significant amount of management judgment, use of the entity's own data, or other forms of unobservable data.

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a recurring basis:

                                                                        Fair Value Measurement at Reporting Date Using
                                                                        ----------------------------------------------
                                                                      Quoted Prices
                                                                        in Active         Significant
                                                                       Markets for           Other           Significant
                                                                        Identical         Observable        Unobservable
                                                                          Assets            Inputs             Inputs
Description                                        March 31, 2009       (Level 1)         (Level 2)          (Level 3)
                                                   --------------       ---------         ---------          ---------
                                                                           (Dollars in thousands)
Securities available-for-sale                                           $       -         $ 160,871          $       -

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

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delayed for one year the effective date of the application of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the Company only partially applied SFAS No. 157 in periods ending prior to March 31, 2009. The following is a summary of the measurement attributes applicable to assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2009 and which remained outstanding at the end of the period and the related gains and losses recognized during the period:

                                                                 Fair Value Measurement at Reporting Date Using
                                                                 ----------------------------------------------
                                                               Quoted Prices
                                                                 in Active         Significant
                                                                Markets for           Other           Significant
                                                                 Identical         Observable        Unobservable          Total
                                                                   Assets            Inputs             Inputs             Gains
Description                                 March 31, 2009       (Level 1)         (Level 2)          (Level 3)          (Losses)
                                            --------------       ---------         ---------          ---------          --------
                                                                           (Dollars in thousands)
Collateral-dependent impaired loans                              $       -         $    4,162         $        -         $     (1)
Other real estate                                                        -                177                  -              (83)
Repossessions                                                            -                280                  -                -

The fair value measurements shown above were made to adjust cost-based measurements to fair value measurements due to changes in the circumstances of individual assets during the period. With respect to collateral-dependent impaired loans, the measurements reflect management's belief that the Company will receive repayment solely from the liquidation of the underlying collateral. As a practical expedient, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," allows such loans to be valued by comparing the fair value of the collateral securing the loan with the loan's carrying value. If the carrying value exceeds the fair value of the collateral, the excess is charged to the allowance for loan losses. If the fair value of the collateral exceeds the loan's carrying amount, no adjustment is made and the loan continues to be carried at historical cost. Accordingly, any such loans are not included in the table.

The value of other real estate obtained through loan foreclosure is accounted for under the provisions of Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets." Accordingly, the values of such properties are adjusted upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal less the estimated costs to sell. Similarly, the fair value of repossessions is measured by reference to dealers' quotes or other market information believed to reliably reflect the value of the specific property held. Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition. Losses recognized when loans are initially transferred to or otherwise included in any of the categories shown above are reported as loan losses. Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other income or other expenses, as applicable.


CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth and disruptions in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors  about the safety of their deposits;
          o    capital adequacy;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o    ability to weather the current economic downturn;
          o    loss of consumer or investor confidence;
          o    availability of liquidity sources;

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations


Changes in Financial Condition

         During the first three months of 2009, the Company invested heavily in securities available-for-sale. Securities purchased were composed of approximately $63,000,000 of debt obligations of government-sponsored enterprises and approximately $9,000,000 of mortgage-backed securities issued by government-sponsored enterprises. Approximately $36,000,000 of securities were called during the three-month period and sales approximated $2,000,000. The $34,000,000 net increase in securities available-for-sale during the period was financed principally by reducing the amounts of cash and cash equivalents held from $40,966,000 as of December 31, 2008 to $10,777,000 as of March 31, 2009.
Interest rates associated with holdings of federal funds sold, reserve balances held at the Federal Reserve bank and other short-term earning assets were extremely low during the 2009 period because continuing central bank efforts to stabilize credit markets and restore confidence in the financial system generally took the form of lowering interest rates. However, the Federal Reserve announced recently that it would change its principal strategy in the short-term to one of "quantitative easing," or increasing the money supply principally by repurchasing U. S. Treasury or other debt obligations, primarily from banks and other financial intermediaries.

         Loan demand during the 2009 three-month period was comparatively weak and loans outstanding increased by only $5,200,000, or 1.9%. Deposits increased $7,144,000, or 1.7%, during the period.

Results of Operations

         The Company recorded consolidated net income of $414,000 or $.12 per share for the first quarter of 2009 compared with $960,000, or $.27 per share for the first quarter of 2008. Net income per share, assuming dilution was $.12 for the 2009 period and $.26 for the 2008 period. Net income per share amounts for 2008 have been retroactively adjusted to reflect a five percent stock dividend effective December 20, 2008.

                                                                        Summary Income Statement
                                                                        ------------------------
                                                                         (Dollars in thousands)
For the Three Months Ended March 31,                2009                2008             Dollar Change     Percentage Change
                                                    ----                ----             -------------     -----------------
Interest income ..............................     $5,783              $6,356              $ (573)               -9.0%
Interest expense .............................      3,000               3,588                (588)              -16.4%
                                                   ------              ------              ------
Net interest income ..........................      2,783               2,768                  15                 0.5%
Provision for loan losses ....................        750                 130                 620               476.9%
Noninterest income ...........................        571                 609                 (38)               -6.2%
Noninterest expenses .........................      2,097               1,887                 210                11.1%
Income tax expense ...........................         93                 400                (307)              -76.8%
                                                   ------              ------              ------
Net income ...................................     $  414              $  960              $ (546)              -56.9%
                                                   ======              ======              ======

Net Interest Income

         Net interest income is the principal source of the Company's earnings. For the first quarter of 2009, net interest income totaled $2,783,000, an increase of $15,000 or .5% over the amount for the same period of 2008. The yield on interest earning assets decreased to 5.05% for the 2009 period, compared with 6.26% for the 2008 period and the average rates paid for interest bearing liabilities were 3.02% and 4.09%, respectively. Accordingly, the average interest rate spread for the 2009 period was 14 basis points lower than for the 2008 period. Net yield on earning assets decreased to 2.43% in the 2009 period from 2.73% for the 2008 period.

         Average loans in the 2009 period were $272,379,000, an increase of $22,124,000, or 8.8%, over the amount for the same period of 2008. A decrease in the yield earned on loans to 6.03% for the 2009 three-month period from 7.61% for the 2008 three month period was the primary cause of a $683,000 reduction in interest income on loans. Management estimates that approximately $174,000 of previously accrued interest income related to nonaccrual loans was reversed against income during the 2009 period.

         Average taxable securities for the 2009 quarter were $51,864,000 more than for the same period of 2008. The effects of this increase more than offset the negative effects of a reduction in the average yield earned on these investments from 4.64% for the 2008 quarter to 4.36% for the 2009 quarter.

         As mentioned previously, yields on federal funds sold and other short-term investments were extremely low in the 2009 period. The Company's investment in such instruments during the 2009 quarter resulted in a yield of only .15% compared with a yield of 3.23% for the 2008 quarter. The earning potential of these instruments currently is so unattractive that the Company has shifted funds into other more productive earning assets categories.

         Interest rates paid for interest-bearing deposits decreased to 3.00% for the 2009 period from 4.10% for the 2008 period due to the Company's response to prevailing lower rates generally. Rates paid for long-term debt in the 2009 period were slightly higher than for the 2008 period due to higher rates paid for additional amounts borrowed and outstanding for the 2009 period.

                                                                           Average Balances, Yields and Rates
                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                      2009                                     2008
                                                                      ----                                     ----
                                                                    Interest                                 Interest
                                                       Average      Income/     Yields/         Average      Income/     Yields/
                                                       Balances     Expense      Rates (1)      Balances     Expense    Rates (1)
                                                       --------     -------      ---------      --------     -------    ---------
                                                                                 (Dollars in thousands)
Assets
Interest-bearing deposits due from banks ..........    $   21,975     $    16       0.30%       $      415     $     2       1.94%
Securities
     Taxable ......................................       139,934       1,506       4.36%           88,070       1,017       4.64%
     Tax exempt (2) ...............................        20,488         209       4.14%           20,613         206       4.02%
                                                       ----------     -------                   ----------     -------
         Total investment securities ..............       160,422       1,715       4.34%          108,683       1,223       4.53%
Other investments .................................         1,221           -       0.00%              846          13       6.18%
Federal funds sold ................................         8,034           3       0.15%           48,050         386       3.23%
Loans (2) (3) .....................................       272,379       4,049       6.03%          250,255       4,732       7.61%
                                                       ----------     -------                   ----------     -------
         Total interest earning assets ............       464,031       5,783       5.05%          408,249       6,356       6.26%
Cash and due from banks ...........................         8,568                                    8,250
Allowance for loan losses .........................        (5,419)                                  (2,581)
Unrealized securities gains (losses) ..............         1,414                                      778
Premises and equipment ............................         8,766                                    8,842
Other assets ......................................        14,095                                   12,196
                                                       ----------                               ----------
         Total assets .............................    $  491,455                               $  435,734
                                                       ==========                               ==========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ........    $   59,355        $ 98       0.67%         $ 59,745     $   335       2.26%
     Savings ......................................        29,076          23       0.32%           42,225         209       1.99%
     Time deposits $100M and over .................       135,504       1,093       3.27%          103,047       1,153       4.50%
     Other time deposits ..........................       169,246       1,695       4.06%          143,297       1,852       5.20%
                                                       ----------     -------                   ----------     -------
         Total interest bearing deposits ..........       393,181       2,909       3.00%          348,314       3,549       4.10%
Long-term debt ....................................         9,500          91       3.88%            4,500          39       3.49%
                                                       ----------     -------                   ----------     -------
         Total interest bearing liabilities .......       402,681       3,000       3.02%          352,814       3,588       4.09%
Noninterest bearing demand deposits ...............        44,192                                   39,777
Other liabilities .................................         4,004                                    4,327
Shareholders' equity ..............................        40,578                                   38,816
                                                       ----------                               ----------
Total liabilities and shareholders'  equity .......    $  491,455                               $  435,734
                                                       ==========                               ==========
Interest rate spread ..............................                                 2.03%                                    2.17%
Net interest income and net yield
     on earning assets ............................                   $ 2,783       2.43%                      $ 2,768       2.73%
Interest free funds supporting earning assets .....    $   61,350                               $   55,435

-----------------------------------------
(1)  Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.

         The Company continues to pursue strategies that are expected to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. The Company serves Oconee County from four offices which are located in Seneca, Walhalla and Westminster. The Company serves the Anderson County market from offices in Anderson and Williamston.

Provision and Allowance for Loan Losses

         The Company provided $750,000 and $130,000 for loan losses in the first quarters of 2009 and 2008, respectively. As of March 31, 2009, the allowance for loan losses was 1.98% of loans compared with 2.02% of loans at December 31, 2008 and 1.03% as of March 31, 2008. During the 2009 three month period, net charge-offs totaled $755,000, compared with $106,000 in net charge offs during the same period of 2008. As of March 31, 2009, nonaccrual loans totaled $14,634,000 and there were no loans 90 days or more past due and still accruing interest. Approximately 90% of those nonaccrual loans were secured by real estate. As of March 31, 2008, nonaccrual loans totaled $444,000 and there were no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                           Three Months                                Three Months
                                                                               Ended              Year Ended              Ended
                                                                             March 31,           December 31,           March 31,
                                                                               2009                  2008                  2008
                                                                               ----                  ----                  ----
                                                                                              (Dollars in thousands)
Allowance at beginning of period .................................           $   5,475             $   2,574             $   2,574
Provision for loan losses ........................................                 750                 4,550                   130
Net charge-offs ..................................................                (755)               (1,649)                 (106)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   5,470             $   5,475             $   2,598
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.98%                 2.02%                 1.03%
Loans at end of period ...........................................           $ 275,613             $ 270,413             $ 251,891
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                        90 Days or
                                                      More Past Due        Total        Percentage                      Percentage
                                      Non-accrual       and Still      Non-Performing    of Total        Potential       of Total
                                         Loans           Accruing          Loans          Loans        Problem Loans       Loans
                                         -----           --------          -----          -----        -------------       -----
                                                                           (Dollars in thousands)
January 1, 2008 ...................      $    625          $     -         $    625        0.26%            $ 3,088         1.26%
Net change ........................          (181)               -             (181)                            962
                                         --------          -------         --------                         -------
March 31, 2008 ....................           444                -              444        0.18%              4,050         1.61%
Net change ........................         1,436                -            1,436                           1,338
                                         --------          -------         --------                         -------
June 30, 2008 .....................         1,880                -            1,880        0.73%              5,388         2.10%
Net change ........................         2,845                -            2,845                           1,194
                                         --------          -------         --------                         -------
September 30, 2008 ................         4,725                -            4,725        1.77%              6,582         2.46%
Net change ........................         7,074                -            7,074                             328
                                         --------          -------         --------                         -------
December 31, 2008 .................        11,799                -           11,799        4.36%              6,910         2.56%
Net change ........................         2,835                -            2,835                           2,367
                                         --------          ---- --         --------                         -------
March 31, 2009 ....................      $ 14,634          $     -         $ 14,634        5.31%            $ 9,277         3.37%
                                         ========          =======         ========                         =======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. However, the amount of potential problem loans does not reflect management's expectations of losses, if any, that may be realized from those loans. As of March 31, 2009, approximately 76.9% of the dollar amount of potential problem loans had real estate as collateral, 19.5% had vehicles and other items as collateral, and approximately 3.6% represented unsecured loans.

         South Carolina's 11.4% unemployment rate was the third highest rate of unemployment of the 50 states as of March 31, 2009. The unemployment rate for Oconee and Anderson Counties was about 14% and 12%, respectively as of March 31, 2009. Worsening of this condition or a prolonged period at or near current levels, continuing increases in prices for fuel and food, declining values of homes and other real properties, declining demand for products manufactured locally, and other events could continue to have adverse effects on those areas and potentially lead to further deterioration of the abilities of the Company's loan customers to repay their debts. These events could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Noninterest Income

         Noninterest income totaled $571,000 for the first quarter of 2009, compared with $609,000 for the first quarter of 2008. Service charges on deposit accounts in the 2009 period were $323,000 representing a decrease of $37,000 from the prior year period. ATM interchange and other fees for the 2009 period increased by $11,000 over the 2008 amount. Other income for the 2009 period was $13,000 less than for the 2008 period.

Noninterest Expenses

         Noninterest expenses totaled $2,097,000 for the first quarter of 2009, compared with $1,887,000 for the first quarter of 2008, representing an increase of $210,000 or 11.1%. Salaries and employee benefits increased by $144,000, or 13.9%, to $1,181,000. Amounts accrued in recognition of certain deferred compensation and other benefits totaled $172,000 in the 2009 period, compared with $139,000 in the 2008 period. In addition, the Bank's staff increased to 93 full-time equivalent employees as of March 31, 2009 from 88 as of March 31, 2008. Among those new staff positions was a special assets officer who was hired late in the 2009 period to provide assistance in identifying and administering distressed loans.

         Other expense increased by $44,000 over the 2008 including an increase in FDIC insurance expense to $70,000 for the 2009 period from $15,000 for the 2008 period. Expenses related to FDIC insurance are expected to increase more significantly through the remainder of 2009 due to a higher assessment base, projected increases in the assessment rate, and a special assessment proposed by the Federal Deposit Insurance Corporation.

         Income tax expense for the first quarter of 2009 decreased by $307,000 from the amount for the same period of 2008 due to lower net income before income taxes and proportionally higher amounts of tax-exempt investment income. Tax-exempt interest income was 41.2% of income before income taxes in the 2009 period compared with 15.1% of income before income taxes for the 2008 period.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale provide the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions to a significant extent. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company also has significant amounts of credit availability under its FHLB lines of credit and federal funds purchased facilities.

         As of March 31, 2009, the ratio of loans to total deposits was 65.1%, compared with 65.0% as of December 31, 2008. Total deposits as of March 31, 2009 were $423,259,000, an increase of $7,144,000 or 1.7% over the amount as of December 31, 2008. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $860,000 since December 31, 2008 as the result of net income of $414,000 for the first three months of 2009, minus a $40,000 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects, and $486,000 from the exercise of employee stock options.

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

         The March 31, 2009 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" (Bank only) and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                              Tier 1       Capital     Leverage
                                              ------       -------     --------
Community First Bancorporation ...........     13.0%        14.3%         8.3%
Community First Bank .....................     12.2%        13.5%         7.8%
Minimum "well-capitalized" requirement ...      6.0%        10.0%         6.0%
Minimum requirement ......................      4.0%         8.0%         5.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                  March 31, 2009
                                                  --------------
                                                    (Dollars in
                                                    thousands)
Loan commitments ..............................      $ 28,750
Standby letters of credit .....................           915

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2009.

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

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of March 31, 2009, the model indicates that net interest income would decrease $109,000 and net income would decrease $70,000 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would increase $208,000 and net income would increase $133,000 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of March 31, 2009, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2008. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On January 27, 2009, the Company held a special meeting of shareholders for the purpose of voting on an amendment to the Company's Articles of Incorporation to authorize the issuance of 10 million shares of preferred stock with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors. The requisite number of shares were voted in favor of the amendment. The results of the voting were as follows:

    Number of Shares Voted FOR          Number of Shares Voted AGAINST          Abstentions            Broker Non-Votes
    --------------------------          ------------------------------          -----------            ----------------
             2,555,468                              21,020                           0                     548,936


Item 6. - Exhibits

Exhibits             3.1  Articles of Incorporation, as amended

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

May 14, 2009                      /s/ Frederick D. Shepherd, Jr.
-----------------                 ----------------------------------------------
     Date Frederick D. Shepherd, Jr., Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX


            3.1  Articles of Incorporation, as amended

            31.  Rule 13a-14(a)/15d-14(a) Certifications

            32.  Certifications  Pursuant  to 18  U.S.C. Section 1350