Form 10-Q
period 2009-06-30
COMMUNITY FIRST BANCORP
filed 2009-08-14
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009                     Commission File No.
                                                                  000-29640


                         COMMUNITY FIRST BANCORPORATION
   -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                    58-2322486
         --------------                        ---------------------------------
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

         Yes [  ]  No [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,609,811 Shares Outstanding on August 6, 2009

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
                                                                                                                     ----
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets .....................................................................     3
                  Consolidated Statements of Income ...............................................................     4
                  Consolidated Statements of Changes in Shareholders' Equity ......................................     5
                  Consolidated Statements of Cash Flows ...........................................................     6
                  Notes to Unaudited Consolidated Financial Statements ............................................     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ...........    16
Item 3.           Quantitative and Qualitative Disclosures About Market Risk ......................................    26
Item 4T.          Controls and Procedures .........................................................................    26

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders .............................................    26
Item 6.           Exhibits ........................................................................................    27

SIGNATURE                                                                                                              28

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                   (Unaudited)
                                                                                                     June 30,           December 31,
                                                                                                       2009                  2008
                                                                                                       -----                 ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................           $   8,348            $   9,204
     Interest bearing balances due from banks ............................................              16,872               12,969
     Federal funds sold ..................................................................                   -               18,793
                                                                                                     ---------            ---------
         Cash and cash equivalents .......................................................              25,220               40,966
     Securities available-for-sale .......................................................             139,815              126,636
     Securities held-to-maturity (fair value $10,588 for 2009
            and $12,238 for 2008) ........................................................              10,278               11,910
     Other investments ...................................................................               1,307                1,220
     Loans ...............................................................................             273,245              270,413
         Allowance for loan losses .......................................................              (5,465)              (5,475)
                                                                                                     ---------            ---------
            Loans - net ..................................................................             267,780              264,938
     Premises and equipment - net ........................................................               8,598                8,655
     Accrued interest receivable .........................................................               2,528                2,776
     Bank-owned life insurance ...........................................................               8,666                8,483
     Other assets ........................................................................               5,562                3,889
                                                                                                     ---------            ---------
            Total assets .................................................................           $ 469,754            $ 469,473
                                                                                                     =========            =========

Liabilities
     Deposits
         Noninterest bearing .............................................................           $  45,963            $  41,962
         Interest bearing ................................................................             368,158              374,153
                                                                                                     ---------            ---------
            Total deposits ...............................................................             414,121              416,115
     Accrued interest payable ............................................................               4,177                3,045
     Long-term debt ......................................................................               9,500                9,500
     Other liabilities ...................................................................               1,429                  885
                                                                                                     ---------            ---------
            Total liabilities ............................................................             429,227              429,545
                                                                                                     ---------            ---------

Shareholders' equity
     Preferred stock - no par value; 10,000,000 shares authorized;
         None issued and outstanding .....................................................                   -                    -
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 3,609,811 for 2009 and
         3,564,279 for 2008 ..............................................................              37,570               37,084
     Additional paid-in capital ..........................................................                 748                  748
     Retained earnings ...................................................................               2,672                1,769
     Accumulated other comprehensive income (loss) .......................................                (463)                 327
                                                                                                     ---------            ---------
            Total shareholders' equity ...................................................              40,527               39,928
                                                                                                     ---------            ---------
            Total liabilities and shareholders' equity ...................................           $ 469,754            $ 469,473
                                                                                                     =========            =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                 (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                Three Months                      Six Months
                                                                                ------------                      ----------
                                                                            2009             2008             2009            2008
                                                                            ----             ----             ----            ----
                                                                                  (Dollars in thousands, except per share)

Interest income
     Loans, including fees .....................................          $ 4,197          $ 4,523          $ 8,246          $ 9,255
     Interest bearing balances due from banks ..................                6                5               22                7
     Securities
       Taxable .................................................            1,456            1,172            2,962            2,189
       Tax-exempt ..............................................              202              208              411              414
     Other investments .........................................                -               12                -               25
     Federal funds sold ........................................                -              117                3              503
                                                                          -------          -------          -------          -------
         Total interest income .................................            5,861            6,037           11,644           12,393
                                                                          -------          -------          -------          -------

Interest expense
     Time deposits $100M and over ..............................              990            1,057            2,083            2,210
     Other deposits ............................................            1,757            2,042            3,573            4,438
     Long-term debt ............................................               91               48              182               87
                                                                          -------          -------          -------          -------
         Total interest expense ................................            2,838            3,147            5,838            6,735
                                                                          -------          -------          -------          -------

Net interest income ............................................            3,023            2,890            5,806            5,658
Provision for loan losses ......................................              700              280            1,450              410
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            2,323            2,610            4,356            5,248
                                                                          -------          -------          -------          -------

Other income
     Service charges on deposit accounts .......................              348              375              671              735
     ATM interchange and other fees ............................              156              141              296              270
     Credit life insurance commissions .........................                3                3                9                7
     Gains on sales of securities
         available-for-sale ....................................               90                -               90                -
     Increase in value of bank-owned
         life insurance ........................................               91               93              183              186
     Other income ..............................................               64               13               74               36
                                                                          -------          -------          -------          -------
         Total other income ....................................              752              625            1,323            1,234
                                                                          -------          -------          -------          -------

Other expenses
     Salaries and employee benefits ............................            1,244            1,108            2,425            2,145
     Net occupancy expense .....................................              134              130              269              249
     Furniture and equipment expense ...........................              100              106              193              216
     Amortization of computer software .........................              112               81              207              156
     ATM interchange and related expenses ......................              101               95              214              205
     Directors' fees ...........................................               34               34               57               61
     FDIC insurance assessment .................................              300               55              370               70
     Other expense .............................................              401              396              788              790
                                                                          -------          -------          -------          -------
         Total other expenses ..................................            2,426            2,005            4,523            3,892
                                                                          -------          -------          -------          -------

Income before income taxes .....................................              649            1,230            1,156            2,590
Income tax expense .............................................              160              385              253              785
                                                                          -------          -------          -------          -------
Net income .....................................................          $   489          $   845          $   903          $ 1,805
                                                                          =======          =======          =======          =======

Per share*
     Net income ................................................          $  0.14          $  0.24          $  0.25          $  0.51
     Net income, assuming dilution .............................             0.14             0.23             0.25             0.49

* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 20, 2008.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                               (Unaudited)

                                                             Common Stock                                Accumulated
                                                             ------------        Additional                 Other
                                                        Number of                 Paid-in      Retained  Comprehensive
                                                         Shares        Amount     Capital      Earnings  Income (Loss)      Total
                                                         ------        ------     -------      --------  -------------      -----
                                                                          (Dollars in thousands)

Balance, January 1, 2008 ..........................    3,324,105    $   35,009   $      681   $    2,140   $       80    $   37,910
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -        1,805            -         1,805
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $439 ........................            -             -            -            -         (784)         (784)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (784)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                           1,021
                                                                                                                         ----------
Exercise of employee stock options ................       70,768           365            -            -            -           365
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2008 ............................    3,394,873    $   35,374   $      681   $    3,945   $     (704)   $   39,296
                                                      ==========    ==========   ==========   ==========   ==========    ==========



Balance, January 1, 2009 ..........................    3,564,279    $   37,084   $      748   $    1,769   $      327    $   39,928
                                                                                                                         ----------
Comprehensive income:
    Net income ....................................            -             -            -          903            -           903
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $410 ........................            -             -            -            -         (733)         (733)
    Reclassification adjustment,
      net of income tax effects of $33 ............            -             -            -            -          (57)          (57)
                                                                                                                         ----------
        Total other comprehensive income ..........                                                                            (790)
                                                                                                                         ----------
          Total comprehensive income ..............                                                                             113
                                                                                                                         ----------
Exercise of employee stock options ................       45,532           486            -            -            -           486
                                                      ----------    ----------   ----------   ----------   ----------    ----------
Balance, June 30, 2009 ............................    3,609,811    $   37,570   $      748   $    2,672   $     (463)   $   40,527
                                                      ==========    ==========   ==========   ==========   ==========    ==========




See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                              (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                         2009                 2008
                                                                                                         -----                ----
                                                                                                         (Dollars in thousands)
Operating activities
     Net income ..........................................................................           $     903            $   1,805
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................               1,450                  410
            Depreciation .................................................................                 195                  219
            Amortization of net loan fees and costs ......................................                 (59)                 (85)
            Securities accretion and premium amortization ................................                 323                   (1)
            Gains on sales of securities available-for-sale ..............................                 (90)                   -
            Loss on sale of foreclosed assets ............................................                   -                    6
            Increase in value of bank-owned life insurance ...............................                (183)                (186)
            Decrease (increase) in interest receivable ...................................                 248                  (66)
            Increase (decrease) in interest payable ......................................               1,132                 (543)
            Decrease in prepaid expenses and other assets ................................                 246                  143
            Increase in other accrued expenses ...........................................                 547                  374
                                                                                                     ---------            ---------
                Net cash provided by operating activities ................................               4,712                2,076
                                                                                                     ---------            ---------
Investing activities
     Purchases of securities available-for-sale ..........................................            (103,423)             (41,708)
     Purchase of securities held-to-maturity .............................................                   -               (7,490)
     Maturities, calls and paydowns of securities available-for-sale .....................              82,930               28,780
     Maturities, calls and paydowns of securities held-to-maturity .......................               1,629                  466
     Proceeds from sales of securities available-for-sale ................................               5,851                    -
     Proceeds from sales of other investments ............................................                  38                    -
     Purchases of other investments ......................................................                (125)                 (87)
     Net increase in loans made to customers .............................................              (5,770)             (12,838)
     Purchases of premises and equipment .................................................                (138)                (382)
     Proceeds of sale of foreclosed assets ...............................................                 300                   34
     Additional investments in foreclosed assets .........................................                (239)                   -
     Investment in bank-owned life insurance .............................................                   -               (1,000)
                                                                                                     ---------            ---------
                Net cash used by investing activities ....................................             (18,947)             (34,225)
                                                                                                     ---------            ---------
Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................              (7,155)               4,154
     Net increase in certificates of deposit and other
         time deposits ...................................................................               5,161               10,836
     Net increase (decrease) in short-term borrowings ....................................                   -                1,500
     Proceeds of issuing long-term debt ..................................................                   -                6,000
     Repayments of long-term debt ........................................................                   -               (1,000)
     Cash paid in lieu of issuing fractional shares ......................................                  (3)                   -
     Exercise of employee stock options ..................................................                 486                  365
                                                                                                     ---------            ---------
                Net cash (used) provided by financing activities .........................              (1,511)              21,855
                                                                                                     ---------            ---------
Decrease in cash and cash equivalents ....................................................             (15,746)             (10,294)
Cash and cash equivalents, beginning .....................................................              40,966               34,673
                                                                                                     ---------            ---------
Cash and cash equivalents, ending ........................................................           $  25,220            $  24,379
                                                                                                     =========            =========



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued
                                                                 (Unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                              2009        2008
                                                              ----        ----
                                                          (Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ......................................   $ 4,706     $ 7,278
         Income taxes ..................................         8         900
     Net transfers from loans to foreclosed assets .....     1,537           -
     Noncash investing and financing activities:
         Other comprehensive income (loss) .............      (790)       (784)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Certain amounts in the 2008 financial statements have been reclassified to conform to the current presentation. All amounts are stated in thousands, except per share.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Investment Securities - The following table presents information about amortized
cost,  unrealized  gains,   unrealized  losses  and  estimated  fair  values  of
securities:

                                                      June 30, 2009
                                                      -------------
                                                    Gross       Gross
                                                 Unrealized Unrealized Estimated
                                       Amortized   Holding   Holding     Fair
                                          Cost      Gains    Losses      Value
                                          ----      -----    ------      -----
                                               (Dollars in thousands)
Available-for-sale
Mortgage-backed securities
     issued by US Government
     agencies ......................   $  1,626   $     34   $      -   $  1,660
Government sponsored
     enterprises (GSEs) ............     80,217        462      1,284     79,395
Mortgage-backed securities
     issued by GSEs ................     38,858        697         88     39,467
State, county and
     municipal .....................     19,837         86        630     19,293
                                       --------   --------   --------   --------
          Total ....................   $140,538   $  1,279   $  2,002   $139,815
                                       ========   ========   ========   ========

Held-to-maturity
Mortgage-backed securities
     issued by US Government
     agencies ......................   $      -   $      -   $      -    $     -
Government sponsored
     enterprises ...................          -          -          -          -
Mortgage-backed securities
     issued by GSEs ................     10,278        310          -     10,588
State, county and
     municipal .....................          -          -          -          -
                                       --------   --------   --------   --------
          Total ....................   $ 10,278   $    310   $      -   $ 10,588
                                       ========   ========   ========   ========


The amortized cost and estimated fair value of securities by contractual maturity are shown below:

                                                                                          June 30, 2009
                                                                                          -------------
                                                                        Available-for-sale                 Held-to-maturity
                                                                        ------------------                 ----------------
                                                                   Amortized          Estimated         Amortized         Estimated
                                                                      Cost            Fair Value           Cost           Fair Value
                                                                      ----            ----------           ----           ----------
                                                                                         (Dollars in thousands)
Due within one year ....................................           $  2,508           $  2,562           $      -           $      -
Due after one through five years .......................             12,103             12,246                  -                  -
Due after five through ten years .......................             36,884             36,623                  -                  -
Due after ten years ....................................             48,559             47,257                  -                  -
                                                                   --------           --------           --------           --------
                                                                    100,054             98,688                  -                  -
Mortgage-backed securities issued by:
   US Government agencies ..............................              1,626              1,660                  -                  -
   GSEs ................................................             38,858             39,467             10,278             10,588
                                                                   --------           --------           --------           --------
   Total ...............................................           $140,538           $139,815           $ 10,278           $ 10,588
                                                                   ========           ========           ========           ========

The estimated fair values and gross unrealized losses of all of the Company's investment securities whose estimated fair values were less than amortized cost as of June 30, 2009 which had not been determined to be other-than-temporarily impaired are presented below. The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date. The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

                                                                                June 30, 2009
                                                                                -------------
                                                         Continuously in Unrealized Loss Position for a Period of
                                                         --------------------------------------------------------
                                                Less than 12 Months            12 Months or more                   Total
                                                -------------------            -----------------                   -----
                                              Estimated     Unrealized      Estimated     Unrealized       Estimated     Unrealized
                                             Fair Value        Loss         Fair Value       Loss          Fair Value       Loss
                                             ----------        ----         ----------       ----          ----------       ----
                                                                            (Dollars in thousands)
Available-for-sale
  US Government agencies .................      $     -        $     -        $     -        $     -        $     -        $     -
  Government-sponsored
    enterprises (GSEs) ...................       51,078          1,284              -              -         51,078          1,284
  Mortgage-backed securities
    issued by GSEs .......................        6,849             88              -              -          6,849             88
  State, county and
    municipal securities .................       12,668            568          1,316             62         13,984            630
                                                -------        -------        -------        -------        -------        -------
                  Total ..................      $70,595        $ 1,940        $ 1,316        $    62        $71,911        $ 2,002
                                                =======        =======        =======        =======        =======        =======

Held-to-maturity
  GSEs ...................................      $     -        $     -        $     -        $     -        $     -        $     -
                                                -------        -------        -------        -------        -------        -------
                  Total ..................      $     -        $     -        $     -        $     -        $     -        $     -
                                                =======        =======        =======        =======        =======        =======

As of June 30, 2009, 71 securities had been continuously in an unrealized loss position for less than 12 months and 4 securities had been continuously in an unrealized loss position for 12 months or more. The Company does not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of state, county and municipal government issuers and mortgage-backed securities issued by GSEs. The Company also believes that the impairments resulted from current credit market disruptions, and notes that there have been no failures by the issuers to remit periodic interest payments as required nor is the Company aware that any such issuer has given notice that it expects that it will be unable to make any such future payment according to the terms of the bond indenture. Although the Company classifies a majority of its investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that the Company has both the ability and the intent to hold those investments until a recovery of fair value, including until maturity. Substantially all of the issuers of state, county and municipal securities were rated at least "investment grade" as of June 30, 2009.

The Company's subsidiary bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time. Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the Company's subsidiary. The Company evaluates this security for impairment based on the probability of ultimate recoverability of the par value of the investment. No impairment has been recognized based on this evaluation.

During the first six months of 2009, the Company sold 3 available-for-sale securities for gross sales proceeds of $5,851. Gross realized gains resulting from these sales totaled $90. There were no transfers of available-for-sale securities to other categories in the 2009 six-month period.

Nonperforming Loans - As of June 30, 2009, there were $17,516 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

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

                                                                                         Period Ended June 30,
                                                                                         ---------------------
                                                                           Three Months                          Six Months
                                                                           ------------                          ----------
                                                                       2009               2008              2009              2008
                                                                       ----               ----              ----              ----
                                                                             (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...................................        $      489        $      845        $      903        $    1,805
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         3,609,811         3,528,229         3,597,298         3,519,916
                                                                    ==========        ==========        ==========        ==========

      Net income per share, basic ..........................        $      .14        $      .24        $      .25        $      .51
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      489        $      845        $      903        $    1,805
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         3,609,811         3,528,229         3,597,298         3,519,916
  Effect of dilutive stock options .........................                 -           141,031                 -           166,817
                                                                     ---------         ---------         ---------         ---------
               Total shares ................................         3,609,811         3,669,260         3,597,298         3,686,733
                                                                    ==========        ==========        ==========        ==========
  Net income per share, assuming dilution ..................        $      .14        $      .23        $      .25        $      .49
                                                                    ==========        ==========        ==========        ==========

Shareholders' Equity

On April 28, 2009, the Corporation's Board of Directors adopted an amendment to the Corporation's Articles of Incorporation for which shareholder approval was not required. As a result of this amendment, a "Series A" of the Corporation's Preferred Stock with a liquidation amount of $1,000 per share was created. Series A consists of 5,000 shares of fixed rate cumulative perpetual preferred stock which shares except in certain very limited circumstances have no voting rights. Upon issuance, such preferred stock would accrue dividends at a rate of 5.00% per annum. Cumulative dividends would be payable on each February 15, May 15, August 15 and November 15, if declared by the Corporation's Board of Directors. No dividends may be declared and paid on other stock issuances, nor may the Company effect any plan to purchase, redeem or otherwise acquire any issue of stock that is subordinate to the Series A Preferred Stock, including the Company's outstanding Common Stock, unless all cumulative dividends due on the Series A Preferred Stock have been paid in their entirety.

Unless previously called for redemption, each outstanding share of Series A Preferred Stock would be convertible into 100 shares of the Company's Common Stock after June 17, 2019. If the Corporation calls the Series A Preferred Stock for redemption prior to that date, each outstanding share would be convertible into 100 shares of the Corporation's common stock until the second business day preceding the redemption date. The conversion ratio would be adjusted for any stock dividends declared and payable on the Corporation's Common Stock and for any stock splits or reverse stock splits applicable thereto.

No shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A were issued and outstanding as of June 30, 2009.

Fair Value Measurements - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. A three-level hierarchy is used for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. In developing estimates of the fair values of assets and liabilities, no consideration of large position discounts for financial instruments quoted in active markets is allowed. However, an entity is required to consider its own creditworthiness when valuing its liabilities. For disclosure purposes, fair values for assets and liabilities are shown in the level of the hierarchy that correlates with the lowest level input that is significant to the fair value measurement in its entirety.

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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                     Fair Value Measurement at Reporting Date Using
                                                     ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                      June 30, 2009       (Level 1)         (Level 2)          (Level 3)
-----------                      -------------       ---------         ---------          ---------
                                                   (Dollars in thousands)
Securities available-for-sale                        $      -          $ 139,815          $       -

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

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delayed for one year the effective date of the application of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the Company only partially applied SFAS No. 157 in periods ending prior to March 31, 2009. As of June 30, 2009, the Company had no assets or liabilities carried on the Consolidated Balance Sheets for which a change in fair value was made on a non-recurring basis during the three-month period or year-to-date period ended June 30, 2009 and which remained outstanding at the end of the period.

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," as amended, requires disclosure of the estimated fair value of certain on-balance sheet and off-balance sheet financial instruments and the methods and assumptions used to estimate their fair values. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms. Financial instruments within the scope of SFAS No. 157 that are not carried at fair value on the Consolidated Balance Sheets are discussed below. Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS No. 157. Accordingly, the fair value disclosures required by SFAS No. 157 provide only a partial estimate of the Company's fair value.

For cash and due from banks, interest bearing deposits due from banks and federal funds sold, the carrying amount approximates fair value because these instruments generally mature in 90 days or less. The carrying amounts of accrued interest receivable or payable approximate fair values.

The  fair  value  of  held-to-maturity   mortgage-backed  securities  issued  by
Government sponsored enterprises is estimated based on dealers' quotes for the same or similar securities.

The fair value of FHLB stock is estimated at its cost because the FHLB historically has redeemed its outstanding stock at that value.

Fair values are estimated for loans using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and credit quality. The Company does not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product give rise to a concentration of credit risk.

The fair value of deposits with no stated maturity (noninterest bearing demand, interest bearing transaction accounts and savings) is estimated as the amount payable on demand, or carrying amount, as required by SFAS No. 157. The fair value of time deposits is estimated using a discounted cash flow calculation that applies rates currently offered to aggregate expected maturities.

The fair values of the Company's short-term borrowings, if any, approximate their carrying amounts.

The fair values of fixed rate long-term debt instruments are estimated using discounted cash flow analyses, based on the borrowing rates currently in effect for similar borrowings. The fair values of variable rate long-term debt instruments are estimated at the carrying amount.

The estimated fair values of off-balance-sheet financial instruments such as loan commitments and standby letters of credit are generally based upon fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' creditworthiness. The vast majority of the banking subsidiary's loan commitments do not involve the charging of a fee, and fees associated with outstanding standby letters of credit are not material. For loan commitments and standby letters of credit, the committed interest rates are either variable or approximate current interest rates offered for similar commitments. Therefore, the estimated fair values of these off-balance-sheet financial instruments are nominal.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities:

                                                             June 30, 2009
                                                             -------------
                                                        Carrying       Estimated
                                                        Amount        Fair Value
                                                        ------        ----------
                                                         (Dollars in thousands)
Financial assets
  Cash and due from banks ..........................    $ 8,348         $ 8,348
  Interest bearing deposits due from banks .........     16,872          16,872
  Securities available-for-sale ....................    139,815         139,815
  Securities held-to-maturity ......................     10,278          10,588
  Federal Home Loan Bank stock .....................      1,307           1,307
  Loans ............................................    267,780               *
  Accrued interest receivable ......................      2,528           2,528
Financial liabilities
  Deposits .........................................    414,121               *
  Accrued interest payable .........................      4,177           4,177
  Long-term debt ...................................      9,500               *

*Information not currently available.

The following is a summary of the notional or contractual amounts and estimated fair values of the Company's off-balance sheet financial instruments:

                                                        June 30, 2009
                                                        -------------
                                                   Notional/         Estimated
                                                    Contract            Fair
                                                    Amount             Value
                                                    ------             -----
                                                   (Dollars in thousands)
Off-balance sheet commitments
Loan commitments ...............................   $ 25,829           $   -
Standby letters of credit ......................        948               -

Subsequent Events - The Company has evaluated events subsequent to the balance sheet date through August 14, 2009, which is the date that the financial statements were issued, in accordance with the requirements of Statement of Financial Accounting Standards No. 165, "Subsequent Events."

Subsequent events may either provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements (recognized subsequent events), or provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before the financial statements were issued (nonrecognized subsequent events). The effects of recognized subsequent events, if any, have been included in the financial statements. If the effects of nonrecognized subsequent events, if any, are of a nature that they must be disclosed to keep the financial statements from being misleading, the Company would disclose both the nature of the event, an estimate of its financial effect or would state that an estimate of the financial effect cannot be made. As of June 30, 2009, there were no nonrecognized subsequent events that required disclosure.

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

In April, 2009 FASB issued FSP No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this FSP as of its mandatory adoption date.

In April, 2009 FASB issued FSP No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this FSP as of June 30, 2009.

In April, 2009 FASB issued FSP No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP requires that entities disclose information for interim and annual periods to enable users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and information that enables users to understand the reasons that an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The Company adopted this FSP as of June 30, 2009.

The FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," in June 2009 to address practices that developed since the original issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that Statement and due to concerns raised by users of financial statements that many of the financial assets and related obligations that have been derecognized should continue to be recognized in the financial statements of transferors. The Statement eliminates from accounting literature, as of the Statement's effective date, the concept of a "qualifying special-purpose entity," requires that a transferor recognize at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial interests accounted for as a sale and provides for enhanced disclosures to provide users of financial statements with more transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. Companies with interests in formerly qualifying special-purpose entities under previous accounting standards will be required to re-evaluate whether those entities should be consolidated in accordance with applicable consolidation guidance. The Statement is effective for interim and annual reporting periods beginning with an entity's first financial reporting period that begins after November 15, 2009 and is to be applied to transfers that occurred both before and after the effective date of the Statement. The Company believes that adoption of this Statement will have no effect on its financial condition, results of operations or cash flows.

The FASB issued SFAS No 167, "Amendments to FASB Interpretation No. 46(R)," in June 2009 to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46(R)") as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46R including those in which the accounting and disclosures made under that Interpretation fail to provide timely and useful information about an enterprise's involvement in a variable interest entity. The Statement requires entities to reassess whether it is the primary beneficiary of a variable interest entity on an ongoing basis and eliminates the quantitative approach previously required in making that assessment. It is possible that application of this Statement may change an entity's assessment of which entities with which it is involved are variable interest entities. The Statement is effective for interim and annual reporting periods beginning with an entity's first financial reporting period that begins after November 15, 2009 and is to be applied to transfers that occurred both before and after the effective date of the Statement. The Company believes that adoption of this Statement will have no effect on its financial condition, results of operations or cash flows.

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


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
           (Dollar amounts, except per share data, are in thousands)

Changes in Financial Condition

         During the first six months of 2009, the Company focused its efforts on monitoring the performance of its portfolio of loans outstanding and maintaining contact with its loan and deposit customers. Loans outstanding as of June 30, 2009 are $2,832 more than the December 31, 2008 amount. Securities available-for-sale increased by $13,179, or 10.4%, during the 2009 six-month period. Many issuers of fixed-rate securities continue to refinance their outstanding obligations because of the currently available lower interest rates. As a result, almost $85,000 of the Company's securities holdings were redeemed early during the first six months of 2009 and the Company purchased more than $103,000 of securities during the 2009 year-to-date period. Federal funds sold decreased by $18,793, or 100%, since the end of 2008. During the fourth quarter of 2008, the Federal Reserve Bank began paying interest on required reserve balances held by banks. Additionally, a correspondent bank which previously was utilized as the Bank's primary clearing bank, and which was the counterparty for most of the Company's federal funds sold, was placed in receivership by government regulators. While that event resulted in no loss to the Company, it created a need for the Company to identify, contract with, and establish internal procedures for new vendors to provide clearing and other banking services.

         Continued deterioration of real estate loans resulted in the Company's foreclosing and taking possession of several properties during the first six months of 2009. As of June 30, 2009, the Company's holdings of foreclosed real properties totaled $1,902 comprising 11 properties. Two of the real properties, with carrying amounts totaling $1,070, are commercial properties and the remaining properties are residential properties. Four of the residential properties are completed housing units. To date the Company has capitalized costs of $239 and anticipates capitalizing additional costs of approximately $40 to put all properties in marketable condition. The Company also took possession of personal property with a carrying amount of $280 during the first six months of 2009.

         Interest bearing deposits decreased by $5,995, or 1.6% and noninterest bearing deposits increased by $4,001, or 9.5%. The Federal Deposit Insurance Corporation's insurance limits for noninterest-bearing transaction accounts are temporarily unlimited. This policy is believed to be responsible in part for large depositors currently opting to maintain their funds in non-interest bearing accounts.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

         The Company recorded consolidated net income of $489, or $.14 per share, for the second quarter of 2009 compared with $845, or $.24 per share, for the second quarter of 2008. Net income per share, assuming dilution was $.14 for the 2009 quarter and $.23 for the 2008 period. Net income per share amounts for 2008 have been retroactively adjusted to reflect a five percent stock dividend effective December 20, 2008.

         Net interest income for the 2009 second quarter was $133, or 4.6%, more than for the 2008 second quarter. Total interest income for the 2009 second quarter decreased primarily because of lower rates earned on loans and securities held. Total interest expense for the 2009 quarter was lower than for the same period of 2008 due to lower interest rates paid for deposits.

         The provision for loan losses for the second quarter of 2009 increased by $420 over the amount for the same period of 2008 due to higher amounts of net charge-offs, nonaccrual loans and potential problem loans. These negative developments are believed to be due to a slowing in economic conditions, especially with respect to residential real estate and higher levels of unemployment. The effects of the deterioration of the residential real estate market initially were evidenced by problems experienced by some builders and developers. As the slowdown has lingered, those problems have spread to other businesses that are more indirectly related to the new construction real estate market. If the slow conditions continue or deteriorate further, it is possible that relatively large provisions for loan losses may be needed in the future. Unemployment in the Company's market area continued to increase during the second quarter of 2009 reaching 15.1% in Oconee County and 13.2% in Anderson County, SC as of June 30, 2009.

         Noninterest income for the second quarter of 2009 increased by $127, or 20.3%, primarily due to a $90 gain realized on sales of securities available-for-sale. Noninterest expense for the 2009 second quarter increased from the amount recorded for the same 2008 period, primarily as a result of higher salaries and employee benefits and a $245 increase in deposit insurance expense. As of June 30, 2009, the Federal Deposit Insurance Corporation charged a special assessment to all insured banks based on a percentage of their total assets less Tier 1 capital. For the Company, this special assessment totaled approximately $215. In addition, the assessment rate charged to banks on a recurring basis was increased during the second quarter of 2009. The Company continues to emphasize efforts to control expenses, but higher direct and indirect expenses imposed by regulatory authorities limit the overall effectiveness of the Company's efforts.

                                                                                 Summary Income Statement
                                                                                 ------------------------
                                                                                 (Dollars in thousands)
For the Three Months Ended June 30,                         2009                2008            Dollar Change      Percentage Change
                                                            ----                ----            -------------      -----------------
Interest income ...................................        $5,861              $6,037              $ (176)              -2.9%
Interest expense ..................................         2,838               3,147                (309)              -9.8%
                                                           ------              ------              ------
Net interest income ...............................         3,023               2,890                 133                 4.6%
Provision for loan losses .........................           700                 280                 420               150.0%
Noninterest income ................................           752                 625                 127                20.3%
Noninterest expenses ..............................         2,426               2,005                 421                21.0%
Income tax expense ................................           160                 385                (225)              -58.4%
                                                           ------              ------              ------
Net income ........................................        $  489              $  845              $ (356)              -42.1%
                                                           ======              ======              ======

Six Months Ended June 30, 2009 and 2008

         The Company recorded consolidated net income of $903 or .25 per share for the first half of 2009 compared with $1,805 or $.51 per share for the first half of 2008. Net income per share, assuming dilution was $.25 for the 2009 six month period and $.49 for the 2008 six months. Net income per share amounts for 2008 have been retroactively adjusted to reflect a five percent stock dividend effective December 20, 2008.

         Net interest income for the first six months of 2009 increased by $148 or 2.6% over the 2008 amount. Increases in the average amounts of securities and loans held mitigated some of the effects of lower yields earned on most categories of earning assets and resulted in interest income decreasing less than interest expenses. Lower interest expense was primarily caused by lower rates paid for interest bearing deposits.

         Noninterest income for the first six months of 2009 increased by $89 primarily as a result of gains on sales of securities available-for-sale totaling $90.

         Noninterest expenses for the 2009 period increased by $631 or 16.2% over the amount for the 2008 six-month period. Salaries and employee benefits increased by $280, or 13.1%, reflecting an increase of $200 in salaries and wages due to increases in the number of employees and normal periodic increases in employees' compensation and an increase of $27 in expenses related to certain deferred compensation arrangements. Expenses for FDIC deposit insurance increased by $300 over the prior year period due to a special assessment of $215 and increases in both the assessment rate and the assessment base over the prior year amounts.

                                                                                 Summary Income Statement
                                                                                 ------------------------
                                                                                 (Dollars in thousands)
For the Six Months Ended June 30,                            2009                2008            Dollar Change     Percentage Change
                                                             ----                ----            -------------     -----------------
Interest income ....................................       $11,644             $12,393             $  (749)              -6.0%
Interest expense ...................................         5,838               6,735                (897)             -13.3%
                                                           -------             -------             -------
Net interest income ................................         5,806               5,658                 148                2.6%
Provision for loan losses ..........................         1,450                 410               1,040              253.7%
Noninterest income .................................         1,323               1,234                  89                7.2%
Noninterest expenses ...............................         4,523               3,892                 631               16.2%
Income tax expense .................................           253                 785                (532)             -67.8%
                                                           -------             -------             -------
Net income .........................................       $   903             $ 1,805             $  (902)             -50.0%
                                                           =======             =======             =======

Net Interest Income

         Due to continuing economic problems, including increasing levels of real estate foreclosures and higher unemployment rates, governmental economic policy makers including Congress, the Federal Reserve and the Department of the Treasury have endeavored to enact legislation, promulgate regulations and implement strategies intended to provide stimulus to the economy by creating jobs, maintaining interest rates at low levels and through the provision of other incentives, such as tax credits for first-time home-buyers or for the purchase and installation of energy efficient residential heating and cooling systems and other energy efficiency and alternative energy projects. To date, the observable effects of these measures on the broad economy have been minimal.

Three Months Ended June 30, 2009 and 2008

         The average yield on interest earning assets decreased to 5.24% for the 2009 three-month period from 6.12% for the 2008 three-month period. Yields on all significant categories of earning assets were lower in the 2009 period. Similarly, interest rates paid for deposits and borrowings were lower in the 2009 period. The average rate paid for interest-bearing liabilities during the 2009 three-month period was 2.98%, compared with 3.74% in the same period of 2008. Accordingly, the average interest rate spread for the 2009 period was 12 basis points lower than for the 2008 period.

                                                                              Average Balances, Yields and Rates
                                                                                 Three Months Ended June 30,
                                                                                 ---------------------------
                                                                          2009                                  2008
                                                                          ----                                  ----
                                                                        Interest                              Interest
                                                            Average     Income/     Yields/        Average     Income/     Yields/
                                                           Balances     Expense    Rates (1)      Balances     Expense    Rates (1)
                                                           --------     -------    ---------      --------     -------    ---------
                                                                                          (Dollars in thousands)
Assets
Interest-bearing balances due from banks ..............     $  13,690     $     6       0.18%      $  1,802     $     5       1.12%
Securities
     Taxable ..........................................       138,021       1,456       4.23%        97,408       1,172       4.84%
     Tax exempt (2) ...................................        19,870         202       4.08%        20,434         208       4.09%
                                                            ---------     -------                  --------     -------
         Total investment securities ..................       157,891       1,658       4.21%       117,842       1,380       4.71%
Other investments .....................................         1,320           -       0.00%           927          12       5.21%
Federal funds sold ....................................             -           -       0.00%        22,117         117       2.13%
Loans (2) (3) (4) .....................................       275,480       4,197       6.11%       254,287       4,523       7.15%
                                                            ---------     -------                  --------     -------
         Total interest earning assets ................       448,381       5,861       5.24%       396,975       6,037       6.12%
Cash and due from banks ...............................         7,079                                 7,373
Allowance for loan losses .............................        (5,527)                               (2,636)
Valuation allowance - available-for-sale securities ...         1,296                                   869
Premises and equipment ................................         8,505                                 8,828
Other assets ..........................................        15,068                                12,296
                                                            ---------                              --------
         Total assets .................................     $ 474,802                              $423,705
                                                            =========                              ========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ............     $  53,315     $    90       0.68%      $ 57,967     $   258       1.79%
     Savings ..........................................        21,209          20       0.38%        24,752          68       1.10%
     Time deposits $100M and over .....................       127,700         990       3.11%       108,182       1,057       3.93%
     Other time deposits ..............................       170,605       1,647       3.87%       142,437       1,716       4.85%
                                                            ---------     -------                  --------     -------
         Total interest bearing deposits ..............       372,829       2,747       2.96%       333,338       3,099       3.74%
Long-term debt ........................................         9,500          91       3.84%         4,929          48       3.92%
                                                            ---------     -------                  --------     -------
         Total interest bearing liabilities ...........       382,329       2,838       2.98%       338,267       3,147       3.74%
Noninterest bearing demand deposits ...................        46,016                                41,307
Other liabilities .....................................         4,870                                 4,138
Shareholders' equity ..................................        41,587                                39,993
                                                            ---------                              --------
         Total liabilities and shareholders' equity ...     $ 474,802                              $423,705
                                                            =========                              ========
Interest rate spread ..................................                                 2.26%                                 2.38%
Net interest income and net yield
     on earning assets ................................                   $ 3,023       2.70%                   $ 2,890       2.93%
Interest free funds supporting earning
     assets ...........................................     $  66,052                              $ 58,708

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Six Months Ended June 30, 2009 and 2008

         For the first half of 2009, the average yield on interest earning assets was 5.15%, compared with 6.19% for the 2008 period. Yields were lower on substantially all types of earning assets in the 2009 period. Loan yields decreased because a significant portion of the Company's loan portfolio consists of variable rate instruments. Such variable rate loans, as offered by the Company, do not normally subject the borrower to the risk of negative amortization, nor do the loans involve the use of "teaser" rates or impose onerous fees or other terms that would discourage borrowers from refinancing to a lower cost product or one with a fixed rate. In addition, the significant increase in nonaccrual loans during the 2009 period reduced loan income because accrued but uncollected interest income on such loans is reversed against previously recognized loan income at the time the loan is placed in nonaccrual status and the future accrual of income is discontinued. Approximately $329 of accrued interest income was reversed during the six months ended June 30, 2009, including $155 of such income reversed during the three months then ended. Income earned on securities increased due to changes in the composition of the securities portfolio brought about by reinvesting the proceeds obtained from maturities, calls and paydowns of securities and the investment of other funds, principally deposits, obtained currently.

         Average rates paid on interest-bearing liabilities were lower in the 2009 period as well, at 3.00% compared with 3.92% in the 2008 six-month period. Decreases in interest rates paid resulted from the Company's responses to actions taken by the Federal Reserve to maintain at low levels certain interest rates within its purview.

         Given the current economic environment, the Company expects that it will be unable profitably to increase its loan portfolio significantly in the near term. As a result, management anticipates that the Company will not grow significantly until the negative economic trends begin to improve.

                                                                              Average Balances, Yields and Rates
                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                          2009                                  2008
                                                                          ----                                  ----
                                                                        Interest                              Interest
                                                            Average     Income/     Yields/        Average     Income/     Yields/
                                                           Balances     Expense    Rates (1)      Balances     Expense    Rates (1)
                                                           --------     -------    ---------      --------     -------    ---------
                                                                                   (Dollars in thousands)
Assets
Interest-bearing balances due from banks .............     $  17,810     $    22      0.25%       $   1,108     $     7      1.27%
Securities
     Taxable .........................................       138,972       2,962      4.30%          92,739       2,189      4.75%
     Tax exempt (2) ..................................        20,177         411      4.11%          20,524         414      4.06%
                                                           ---------     -------                  ---------     -------
         Total investment securities .................       159,149       3,373      4.27%         113,263       2,603      4.62%
Other investments ....................................         1,271           -      0.00%             886          25      5.67%
Federal funds sold ...................................         3,995           3      0.15%          35,084         503      2.88%
Loans (2) (3) (4) ....................................       273,938       8,246      6.07%         252,271       9,255      7.38%
                                                           ---------     -------                  ---------     -------
         Total interest earning assets ...............       456,163      11,644      5.15%         402,612      12,393      6.19%
Cash and due from banks ..............................         7,819                                  7,811
Allowance for loan losses ............................        (5,473)                                (2,609)
Valuation allowance - available-for-
     sale securities .................................         1,355                                    823
Premises and equipment ...............................         8,635                                  8,835
Other assets .........................................        14,584                                 12,247
                                                           ---------                              ---------
         Total assets ................................     $ 483,083                              $ 429,719
                                                           =========                              =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ...........     $  56,319     $   188      0.67%       $  58,856     $   593      2.03%
     Savings .........................................        25,121          43      0.35%          33,489         277      1.66%
     Time deposits $100M and over ....................       131,580       2,083      3.19%         105,614       2,210      4.21%
     Other time deposits .............................       169,929       3,342      3.97%         142,867       3,568      5.02%
                                                           ---------     -------                  ---------     -------
         Total interest bearing
           deposits ..................................       382,949       5,656      2.98%         340,826       6,648      3.92%
Short-term borrowings ................................            11           -      0.00%               -           -      0.00%
Long-term debt .......................................         9,500         182      3.86%           4,714          87      3.71%
                                                           ---------     -------                  ---------     -------
         Total interest bearing
           liabilities ...............................       392,460       5,838      3.00%         345,540       6,735      3.92%
Noninterest bearing demand deposits ..................        45,109                                 40,542
Other liabilities ....................................         4,428                                  4,233
Shareholders' equity .................................        41,086                                 39,404
                                                           ---------                              ---------
         Total liabilities and shareholders' equity ..     $ 483,083                              $ 429,719
                                                           =========                              =========
Interest rate spread .................................                                2.15%                                  2.27%
Net interest income and net yield
     on earning assets ...............................                   $ 5,806      2.57%                     $ 5,658      2.83%
Interest free funds supporting earning assets ........     $ 63,703                               $  57,072

-----------------------------------------
(1)  Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $700 for the second quarter of 2009, compared with $280 for the second quarter of 2008. For the first half of 2009, the provision for loan losses was $1,450, compared with $410 for the first half of 2008. At June 30, 2009, the allowance for loan losses was 2.00% of loans, a slight decrease from 2.02% at December 31, 2008 but significantly higher than the ratio as of June 30, 2008.

         For the first six months of 2009, net charge-offs totaled $1,460, compared with $236 in net charge offs during the same period of 2008. The higher levels of charge-offs in 2009 reflect the continuing deterioration of local economic conditions. No particular industries or groups of borrowers are disproportionately represented among the loans charged off. If local economic conditions do not improve, it is likely that the Company will continue to experience elevated levels of both net charge-offs and provisions for loan losses. The activity in the allowance for loan losses is summarized in the table below:

                                                                           Six Months              Year Ended       Six Months Ended
                                                                             Ended                 December 31             Ended
                                                                          June 30, 2009                              June 30, 2008
                                                                          -------------            -----------       -------------
                                                                                               (Dollars in thousands)
Allowance at beginning of period .................................           $   5,475             $   2,574             $   2,574
Provision for loan losses ........................................               1,450                 4,550                   410
Net charge-offs ..................................................              (1,460)               (1,649)                 (236)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   5,465             $   5,475             $   2,748
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                2.00%                 2.02%                 1.07%
Loans at end of period ...........................................           $ 273,245             $ 270,413             $ 256,818
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                        90 Days or
                                                       More Past Due          Total       Percentage                     Percentage
                                         Nonaccrual     and Still         Nonperforming   of Total        Potential      of Total
                                           Loans         Accruing             Loans         Loans       Problem Loans      Loans
                                           -----         --------             -----         -----       -------------      -----
                                                                           (Dollars in thousands)
January 1, 2008 ....................    $     625        $       -         $    625          0.26%          $ 3,088         1.26%
Net change .........................         (181)               -             (181)                            962
                                        ---------        ---------         --------                         -------
March 31, 2008 .....................          444                -              444          0.18%            4,050         1.61%
Net change .........................        1,436                -            1,436                           1,338
                                        ---------        ---------         --------                         -------
June 30, 2008 ......................        1,880                -            1,880          0.73%            5,388         2.10%
Net change .........................        2,845                -            2,845                           1,194
                                        ---------        ---------         --------                         -------
September 30, 2008 .................        4,725                -            4,725          1.77%            6,582         2.46%
Net change .........................        7,074                -            7,074                             328
                                        ---------        ---------         --------                         -------
December 31, 2008 ..................       11,799                -           11,799          4.36%            6,910         2.56%
Net change .........................        2,835                -            2,835                           2,367
                                        ---------        ---------         --------                         -------
March 31, 2009 .....................       14,634                -           14,634          5.31%            9,277         3.37%
Net change .........................        2,882                -            2,882                          (1,511)
                                        ---------        ---------         --------                         -------
June 30, 2009 ......................    $  17,516        $       -         $ 17,516          6.41%          $ 7,766         2.84%
                                        =========        =========         ========                         =======

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. As of June 30, 2009, collateral for approximately 95% of the dollar amount of nonaccrual loans consisted of real estate. At that date, real estate collateral was held for approximately 80% of the dollar amount of potential problem loans. Approximately 86% of potential problem loans were secured by real estate as of June 30, 2008. As of June 30, 2009, approximately 81% of the Company's potential problem loans were included in the least severe category of such loans, compared with approximately 92% of such loans as of June 30, 2008. Management expects that further deterioration of already weak economic conditions within the Company's market areas is likely in the short-term, especially with respect to real estate activities and real property values. Consequently, management believes that the amounts of potential problem and nonaccrual loans are likely to increase if current conditions in the Company's local real estate markets continue or if those conditions deteriorate further, it is possible that increased provisions for loan losses may be needed in the future.

         The statewide unemployment rate for South Carolina was 12.1% (seasonally adjusted) as of June 30, 2009 compared with 8.8% as of December 31, 2008 and 6.5% as of June 30, 2008. The unemployment rates in Oconee and Anderson Counties, South Carolina were 15.1% and 13.2%, respectively, as of June 30, 2009 compared with 10.9% and 9.6%, respectively, as of December 31, 2008 and 6.9% and 6.6%, respectively, as of June 30, 2008.

Noninterest Income

         Noninterest income totaled $752 for the second quarter of 2009 compared with $625 for the second quarter of 2008. The Company realized gains on sales of securities available-for-sale of $90 in the 2009 period. There were no such sales in the 2008 period. The Company recognized fees for residential real estate loans originated for others totaling $46 in the 2009 three month period compared with $2 for the 2008 period.

         For the six months ended June 30, 2009, noninterest income totaled $1,323 compared with $1,234 for the first half of 2008. Fees for residential real estate loans originated for others totaled $70 for the 2009 period compared with $14 for the 2008 period. Service charges and fees for deposit accounts are lower for the 2009 period due to a decrease in the level of consumer activity. Gains on sales of securities available-for-sale totaled $90 and $0 for the 2009 and 2008 six-month periods, respectively.

Noninterest Expenses

         Noninterest expenses totaled $2,426 for the second quarter of 2009 compared with $2,005 for the second quarter of 2008, representing an increase of $421. Compared with the 2008 period, salaries and employee benefits for the 2009 three-month period increased by $136 primarily as a result of increases in the number of personnel and normal periodic adjustments in compensation. Deposit insurance assessments increased by $245 over the amount for the second quarter of 2008 due primarily to a special assessment during the second quarter of 2009.

         For the six months ended June 30, 2009, salaries and employee benefits increased by $280 over the amount for the same period of 2008 primarily as a result of normal salary increases and increased numbers of employees. The Company hired a special assets officer late in the first quarter of 2009 to assist in administering the higher level of distressed loans and foreclosed assets. Deferred compensation expenses were $27 more in the 2009 period than in the 2008 period. Deposit insurance assessments for the 2009 six-month period totaled $370 compared with $70 for the same period of 2008, primarily because of the special assessment discussed previously. An increase in the assessment rate has also been implemented during 2009 which is expected to result in continuing increases in the amount of those expenses.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from four offices, which are located in Seneca, Walhalla and Westminster. The Anderson County market is served from two offices in Anderson and one in Williamston.

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

         As of June 30, 2009, the ratio of loans to total deposits was 66.0%, compared with 65.0% as of December 31, 2008. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $599 since December 31, 2008 as the result of net income of $903 for the first six months of 2009, less a $790 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects and $486 received from the exercise of employee stock options. Unrealized losses on available-for-sale securities are not considered to be other than temporary. The Company's available-for-sale securities primarily consist of debt issuances of government-sponsored enterprises. While not directly guaranteed by the U. S. Government, these issues are generally considered to be of high quality and default risk is believed to be remote. Therefore, the changes in market values are believed to be the result only of changes in market interest rates. The Company currently has both the intent and the ability to hold such securities until the market value recovers, including until maturity.

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

         The June 30, 2009 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                               Tier 1       Capital     Leverage
                                               ------       -------     --------
Community First Bancorporation .............    13.3%        14.6%         8.7%
Community First Bank .......................    12.6%        13.8%         8.2%
Minimum "well-capitalized" requirement .....     6.0%        10.0%         6.0%
Minimum requirement ........................     4.0%         8.0%         5.0%

On April 28, 2009, the Corporation's Board of Directors adopted an amendment to the Corporation's Articles of Incorporation for which shareholder approval was not required. As a result of this amendment, a "Series A" of the Corporation's Preferred Stock with a liquidation amount of $1,000 per share was created. Series A consists of 5,000 shares of fixed rate cumulative perpetual preferred stock which shares have no voting rights except in certain very limited circumstances. Upon issuance, such preferred stock would accrue dividends at a rate of 5.00% per annum. Cumulative dividends would be payable on each February 15, May 15, August 15 and November 15, if declared by the Corporation's Board of Directors. No dividends may be declared and paid on other stock issuances, nor may the Company effect any plan to purchase, redeem or otherwise acquire any issue of stock that is subordinate to the Series A Preferred Stock, including the Company's outstanding Common Stock, unless all cumulative dividends due on the Series A Preferred Stock have been paid in their entirety.

Unless previously called for redemption, each outstanding share of Series A Preferred Stock would be convertible into 100 shares of the Company's Common Stock after June 17, 2019. If the Corporation calls the Series A Preferred Stock for redemption prior to that date, each outstanding share would be convertible into 100 shares of the Corporation's common stock until the second business day preceding the redemption date. The conversion ratio would be adjusted for any stock dividends declared and payable on the Corporation's Common Stock and for any stock splits or reverse stock splits applicable thereto.

No shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A were issued and outstanding as of June 30, 2009.

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                   June 30, 2009
                                                   -------------
                                                   (Dollars in
                                                    thousands)
Loan commitments .............................        $ 25,829
Standby letters of credit ....................             948

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months or six months ended June 30, 2009.

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

The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of June 30 2009, the model indicates that net interest income would decrease $51 and net income would decrease $33 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would increase $25 and net income would increase $16 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

As of June 30, 2009, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2008. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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


                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 28, 2009, the shareholders of Community First Bancorporation held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of four directors to hold office for three-year terms:

                                                      SHARES VOTED
                                                      ------------
                                                       AUTHORITY        BROKER
    DIRECTORS                               FOR          WITHHELD     NON-VOTES
                                            ---          --------     ---------

    Larry S. Bowman, M.D. ..........    2,596,294           0          527,007
    William M. Brown ...............    2,596,294           0          527,007
    John R. Hamrick ................    2,596,294           0          527,007
    Frederick D. Shepherd, Jr. .....    2,595,783         511          527,007

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2009 annual meeting: Robert H. Edwards - 2010; Blake L. Griffith
- 2010, Gary W. Thrift - 2010, James E. McCoy - 2011, James E. Turner - 2011 and Charles L. Winchester - 2011.


Item 6. - Exhibits

         Exhibits   3.   Articles of  Amendment  to  Articles  of  Incorporation
                         relating to  authorization  of Series A Preferred Stock
                         (incorporated  by  reference to Form 8-K filed June 22,
                         2009).

                    31.  Rule 13a-14(a)/15d-14(a) Certifications

                    32.  Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMUNITY FIRST BANCORPORATION

August 14, 2009
-----------------                /s/ Frederick D. Shepherd, Jr.
    Date                        -------------------------------------------
                                Frederick D. Shepherd, Jr., Chief Executive
                                Officer and Chief Financial Officer

                                  EXHIBIT INDEX


          3.  Articles of  Amendment  to Articles of  Incorporation  relating to
              authorization   of  Series  A  Preferred  Stock   incorporated  by
              reference to Form 8-K filed June 22, 2009).

         31.  Rule 13a-14(a)/15d-14(a) Certifications

         32.  Certifications Pursuant to 18 U.S.C. Section 1350