Form 10-Q
period 2009-09-30
COMMUNITY FIRST BANCORP
filed 2009-11-16
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009      Commission File No. 000-29640


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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,609,811 Shares Outstanding on November 1, 2009

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets ........................................................................    3
                  Consolidated Statements of Income ..................................................................    4
                  Consolidated Statements of Changes in Shareholders' Equity .........................................    5
                  Consolidated Statements of Cash Flows ..............................................................    6
                  Notes to Unaudited Consolidated Financial Statements ...............................................    7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ..............   15
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .........................................   25
Item 4T.          Controls and Procedures ............................................................................   26

PART II -         OTHER INFORMATION

Item 6.           Exhibits ...........................................................................................   26

SIGNATURE                                                                                                                27

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                (Unaudited)
                                                                                                September 30,        December 31,
                                                                                                    2009                2008
                                                                                                    ----                ----
                                                                                         (Dollars in thousands, except per share)
Assets
     Cash and due from banks ...........................................................         $   1,918          $   9,204
     Interest bearing balances due from banks ..........................................            23,661             12,969
     Federal funds sold ................................................................                 -             18,793
                                                                                                 ---------          ---------
         Cash and cash equivalents .....................................................            25,579             40,966
     Securities available-for-sale .....................................................           148,065            126,636
     Securities held-to-maturity (fair value $10,070 for 2009
            and $12,238 for 2008) ......................................................             9,590             11,910
     Other investments .................................................................             1,307              1,220
     Loans .............................................................................           269,725            270,413
         Allowance for loan losses .....................................................            (5,408)            (5,475)
                                                                                                 ---------          ---------
            Loans - net ................................................................           264,317            264,938
     Premises and equipment - net ......................................................             8,539              8,655
     Accrued interest receivable .......................................................             2,742              2,776
     Bank-owned life insurance .........................................................             9,195              8,483
     Foreclosed assets .................................................................             3,862                706
     Other assets ......................................................................             2,327              3,183
                                                                                                 ---------          ---------
            Total assets ...............................................................         $ 475,523          $ 469,473
                                                                                                 =========          =========
Liabilities
     Deposits
         Noninterest bearing ...........................................................         $  44,451          $  41,962
         Interest bearing ..............................................................           373,343            374,153
                                                                                                 ---------          ---------
            Total deposits .............................................................           417,794            416,115
     Short-term borrowings .............................................................             1,710                  -
     Long-term debt ....................................................................             9,500              9,500
     Accrued interest payable ..........................................................             2,322              3,045
     Other liabilities .................................................................             1,492                885
                                                                                                 ---------          ---------
            Total liabilities ..........................................................           432,818            429,545
                                                                                                 ---------          ---------
Shareholders' equity
     Preferred stock, Class A - non-voting, 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized;
         None issued and outstanding ...................................................                 -                  -
     Preferred stock - no par value; 9,995,000 shares authorized;
         None issued and outstanding ...................................................                 -                  -
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 3,609,811 for 2009 and 3,564,279 for 2008 ............            37,570             37,084
     Additional paid-in capital ........................................................               748                748
     Retained earnings .................................................................             2,992              1,769
     Accumulated other comprehensive income (loss) .....................................             1,395                327
                                                                                                 ---------          ---------
            Total shareholders' equity .................................................            42,705             39,928
                                                                                                 ---------          ---------
            Total liabilities and shareholders' equity .................................         $ 475,523          $ 469,473
                                                                                                 =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                               (Unaudited)
                                                                                       Period Ended September 30,
                                                                              Three Months                      Nine Months
                                                                              ------------                      -----------
                                                                          2009            2008             2009              2008
                                                                          ----            ----             ----              ----
                                                                                  (Dollars in thousands, except per share)

Interest income
     Loans, including fees ...................................         $  4,214         $  4,647          $ 12,460         $ 13,902
     Interest bearing balances due from banks ................               14               10                36               17
     Securities
       Taxable ...............................................            1,298            1,275             4,260            3,464
       Tax-exempt ............................................              201              209               612              623
     Other investments .......................................                3               14                 3               39
     Federal funds sold ......................................                -               81                 3              584
                                                                       --------         --------          --------         --------
         Total interest income ...............................            5,730            6,236            17,374           18,629
                                                                       --------         --------          --------         --------
Interest expense
     Time deposits $100M and over ............................              904            1,021             2,987            3,231
     Other deposits ..........................................            1,709            1,885             5,282            6,323
     Short-term borrowings ...................................                -                8                 -                8
     Long-term debt ..........................................               93               92               275              179
                                                                       --------         --------          --------         --------
         Total interest expense ..............................            2,706            3,006             8,544            9,741
                                                                       --------         --------          --------         --------
Net interest income ..........................................            3,024            3,230             8,830            8,888
Provision for loan losses ....................................            1,010              965             2,460            1,375
                                                                       --------         --------          --------         --------
Net interest income after provision ..........................            2,014            2,265             6,370            7,513
                                                                       --------         --------          --------         --------
Other income
     Service charges on deposit accounts .....................              377              374             1,048            1,109
     ATM interchange and other fees ..........................              154              142               450              412
     Net gains (losses) on sales of securities
         available-for-sale ..................................                -               (3)               90               (3)
     Credit life insurance commissions .......................                3                5                12               12
     Increase in value of bank-owned
         life insurance ......................................               91               94               274              280
     Other income ............................................               79               22               153               58
                                                                       --------         --------          --------         --------
         Total other income ..................................              704              634             2,027            1,868
                                                                       --------         --------          --------         --------
Other expenses
     Salaries and employee benefits ..........................            1,206            1,073             3,631            3,218
     Net occupancy expense ...................................              132              135               401              384
     Furniture and equipment expense .........................               94              110               287              326
     Amortization of computer software .......................              112               85               319              241
     ATM interchange and related expenses ....................              101               96               315              301
     Directors' fees .........................................               28               20                85               81
     FDIC insurance assessment ...............................              165               58               535              128
     Other expense ...........................................              459              361             1,247            1,151
                                                                       --------         --------          --------         --------
         Total other expenses ................................            2,297            1,938             6,820            5,830
                                                                       --------         --------          --------         --------
Income before income taxes ...................................              421              961             1,577            3,551
Income tax expense ...........................................              101              252               354            1,037
                                                                       --------         --------          --------         --------
Net income ...................................................         $    320         $    709          $  1,223         $  2,514
                                                                       ========         ========          ========         ========

Per share*
     Net income ..............................................         $   0.09         $   0.20          $   0.34         $   0.71
     Net income, assuming dilution ...........................             0.09             0.19              0.34             0.68

--------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 20, 2008.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                               Common Stock                                 Accumulated
                                                               ------------        Additional                  Other
                                                             Number of               Paid-in    Retained  Comprehensive
                                                              Shares       Amount    Capital    Earnings   Income (Loss)    Total
                                                              ------       ------    -------    --------   -------------    -----
                                                                                   (Dollars in thousands)
Balance, January 1, 2008 .................................   3,324,105   $  35,009   $     681   $   2,140   $      80    $  37,910
                                                                                                                          ---------
Comprehensive income:
    Net income ...........................................           -           -           -       2,514           -        2,514
                                                                                                                          ---------
    Unrealized holding gains and (losses)
      on available-for-sale securities arising
      during the period, net of income taxes of $1 .......           -           -           -           -          (1)          (1)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 ......           -           -           -           -           2            2
                                                                                                                          ---------
        Total other comprehensive income (loss) ..........                                                                        1
                                                                                                                          ---------
          Total comprehensive income .....................           -           -           -           -           -        2,515
                                                                                                                          ---------
Exercise of employee stock options .......................      70,768         365           -           -           -          365
                                                             ---------   ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2008 ..............................   3,394,873   $  35,374   $     681   $   4,654   $      81    $  40,790
                                                             =========   =========   =========   =========   =========    =========


Balance, January 1, 2009 .................................   3,564,279   $  37,084   $     748   $   1,769   $     327    $  39,928
                                                                                                                          ---------
Comprehensive income:
    Net income ...........................................           -           -           -       1,223           -        1,223
                                                                                                                          ---------
    Unrealized holding gains and (losses)
      on available-for-sale securities arising
      during the period, net of income taxes of $630 .....           -           -           -           -       1,126        1,126
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $32 .....           -           -           -           -         (58)         (58)
                                                                                                                          ---------
        Total other comprehensive income (loss) ..........                                                                    1,068
                                                                                                                          ---------
          Total comprehensive income .....................           -           -           -           -           -        2,291
                                                                                                                          ---------
Exercise of employee stock options .......................      45,532         486           -           -           -          486
                                                             ---------   ---------   ---------   ---------   ---------    ---------
Balance, September 30, 2009 ..............................   3,609,811   $  37,570   $     748   $   2,992   $   1,395    $  42,705
                                                             =========   =========   =========   =========   =========    =========









See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                        2009                 2008
                                                                                                        ----                 ----
                                                                                                         (Dollars in thousands)
Operating activities
     Net income ............................................................................          $   1,223           $   2,514
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................              2,460               1,375
            Depreciation ...................................................................                293                 316
            Amortization of net loan (fees) and costs ......................................               (105)               (147)
            Securities accretion and premium amortization ..................................                576                  45
            Net (gains) losses on sales of securities available-for-sale ...................                (90)                  3
            Net (gains) losses on sales of foreclosed assets ...............................                 (4)                  6
            Increase in value of bank-owned life insurance .................................               (274)               (280)
            Decrease (increase) in interest receivable .....................................                 34                 (28)
            Decrease in interest payable ...................................................               (723)             (1,569)
            Decrease in prepaid expenses and other assets ..................................                258                  29
            Increase in other accrued expenses .............................................                610                 551
                                                                                                      ---------           ---------
                Net cash provided by operating activities ..................................              4,258               2,815
                                                                                                      ---------           ---------

Investing activities
     Purchases of available-for-sale securities ............................................           (121,643)            (55,484)
     Purchases of securities held-to-maturity ..............................................                  -              (7,490)
     Maturities, calls and paydowns of securities available-for-sale .......................             95,545              34,204
     Maturities, calls and paydowns of securities held-to-maturity .........................              2,316                 848
     Proceeds of sales of securities available-for-sale ....................................              5,853               9,732
     Purchases of other investments ........................................................               (125)               (380)
     Proceeds from sales of other investments ..............................................                 38                   -
     Net increase in loans made to customers ...............................................             (5,105)            (23,242)
     Purchases of premises and equipment ...................................................               (177)               (386)
     Proceeds of sale of foreclosed assets .................................................                463                  34
     Additional investments in foreclosed assets ...........................................               (244)                  -
     Proceeds of redemption of bank-owned life insurance ...................................              1,062                   -
     Investment in bank-owned life insurance ...............................................             (1,500)             (1,000)
                                                                                                      ---------           ---------
                Net cash used by investing activities ......................................            (23,517)            (43,164)
                                                                                                      ---------           ---------

Financing activities
     Net decrease in demand deposits, interest
         bearing transaction accounts and savings accounts .................................            (14,506)             (8,289)
     Net increase in certificates of deposit and other
         time deposits .....................................................................             16,185              36,144
     Net increase in short-term borrowings .................................................              1,710               1,500
     Proceeds from issuing long-term debt ..................................................                  -               6,000
     Repayments of long-term debt ..........................................................                  -              (1,000)
     Cash paid in lieu of issuing fractional shares ........................................                 (3)                  -
     Exercise of employee stock options ....................................................                486                 365
                                                                                                      ---------           ---------
                Net cash provided by financing activities ..................................              3,872              34,720
                                                                                                      ---------           ---------
Decrease in cash and cash equivalents ......................................................            (15,387)             (5,629)
Cash and cash equivalents, beginning .......................................................             40,966              34,673
                                                                                                      ---------           ---------
Cash and cash equivalents, ending ..........................................................          $  25,579           $  29,044
                                                                                                      =========           =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                          2009                2008
                                                                                                          ----                ----
                                                                                                           (Dollars in thousands)
Supplemental Disclosure of
     Cash Flow Information Cash paid during the year for:
         Interest ......................................................................               $ 9,267               $11,310
         Income taxes ..................................................................                    27                 1,240
     Net transfers from loans to foreclosed assets .....................................                 3,371                     -
     Noncash investing and financing activities:
         Other comprehensive income ....................................................                 1,068                     1

See accompanying notes to unaudited consolidated financial statements.


COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Certain amounts in the 2008 financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or retained earnings for any period. All dollar amounts are stated in thousands, except per share.

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

Investment Securities - The following table presents information about amortized
cost,  unrealized  gains,   unrealized  losses  and  estimated  fair  values  of
securities:

                                                                                        September 30, 2009
                                                                                        ------------------
                                                                                      Gross              Gross
                                                                                   Unrealized          Unrealized          Estimated
                                                                Amortized            Holding             Holding             Fair
                                                                   Cost               Gains              Losses              Value
                                                                   ----               -----              ------              -----
                                                                                      (Dollars in thousands)
Available-for-sale
Mortgage-backed securities
     issued by US Government agencies ..............            $  1,520            $     53            $      -            $  1,573
Government sponsored
     enterprises (GSEs) ............................              89,310                 908                 406              89,812
Mortgage-backed securities
     issued by GSEs ................................              35,532               1,111                   2              36,641
State, county and municipal ........................              19,527                 597                  85              20,039
                                                                --------            --------            --------            --------
           Total ...................................            $145,889            $  2,669            $    493            $148,065
                                                                ========            ========            ========            ========

Held-to-maturity
Mortgage-backed securities
     issued by US Government agencies ..............            $      -            $      -            $      -            $      -
Government sponsored enterprises ...................                   -                   -                   -                   -
Mortgage-backed securities
     issued by GSEs ................................               9,590                 480                   -              10,070
State, county and municipal ........................                   -                   -                   -                   -
                                                                --------            --------            --------            --------
           Total ...................................            $  9,590            $    480            $      -            $ 10,070
                                                                ========            ========            ========            ========


The amortized cost and estimated fair value of securities by contractual maturity are shown below:

                                                                                       September 30, 2009
                                                                                       ------------------
                                                                     Available-for-sale                      Held-to-maturity
                                                                     ------------------                      ----------------
                                                                   Amortized         Estimated         Amortized         Estimated
                                                                      Cost           Fair Value           Cost           Fair Value
                                                                      ----           ----------           ----           ----------
                                                                                       (Dollars in thousands)
Due within one year ....................................           $  2,506           $  2,542           $      -           $      -
Due after one through five years .......................             11,321             11,421                  -                  -
Due after five through ten years .......................             41,584             41,759                  -                  -
Due after ten years ....................................             53,426             54,129                  -                  -
                                                                   --------           --------           --------           --------
                                                                    108,837            109,851                  -                  -
Mortgage-backed securities issued by:
   US Government agencies ..............................              1,520              1,573                  -                  -
   GSEs ................................................             35,532             36,641              9,590             10,070
                                                                   --------           --------           --------           --------
   Total ...............................................           $145,889           $148,065           $  9,590           $ 10,070
                                                                   ========           ========           ========           ========

The estimated fair values and gross unrealized losses of all of the Company's investment securities whose estimated fair values were less than amortized cost as of September 30, 2009 which had not been determined to be other-than-temporarily impaired are presented below. The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date. The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

                                                                                 September 30, 2009
                                                                                 ------------------
                                                             Continuously in Unrealized Loss Position for a Period of
                                                             --------------------------------------------------------
                                                    Less than 12 Months           12 Months or more                  Total
                                                    -------------------           -----------------                  -----
                                                  Estimated     Unrealized      Estimated    Unrealized      Estimated    Unrealized
                                                  Fair Value       Loss         Fair Value      Loss         Fair Value      Loss
                                                  ----------       ----         ----------      ----         ----------      ----
                                                                            (Dollars in thousands)
Available-for-sale
  US Government agencies ...................       $     -        $     -        $    -        $    -        $     -        $     -
  Government-sponsored
    enterprises (GSEs) .....................        20,928            406             -             -         20,928            406
  Mortgage-backed securities
    issued by GSEs .........................         3,047              2             -             -          3,047              2
  State, county and
    municipal securities ...................         1,329             85             -             -          1,329             85
                                                   -------        -------        ------        ------        -------        -------
                  Total ....................       $25,304        $   493        $    -        $    -        $25,304        $   493
                                                   =======        =======        ======        ======        =======        =======

Held-to-maturity
  GSEs .....................................       $     -        $     -        $    -        $    -        $     -        $     -
                                                   -------        -------        ------        ------        -------        -------
                  Total ....................       $     -        $     -        $    -        $    -        $     -        $     -
                                                   =======        =======        ======        ======        =======        =======

As of September 30, 2009, 22 securities had been continuously in an unrealized loss position for less than 12 months and no securities had been continuously in an unrealized loss position for 12 months or more. The Company does not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of government-sponsored enterprises and state, county and municipal government issuers. The Company also believes that the impairments resulted from current credit market disruptions, and notes that there have been no failures by the issuers to remit periodic interest payments as required nor is the Company aware that any such issuer has given notice that it expects that it will be unable to make any such future payment according to the terms of the bond indenture. Although the Company classifies a majority of its investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that the Company has both the ability and the intent to hold those investments until a recovery of fair value, including until maturity. Furthermore, the Company does not believe that it will be required to sell any such securities prior to recovery of the unrealized losses. Substantially all of the state, county and municipal securities were rated at least "investment grade" by either S&P or Moody's, or both, as of September 30, 2009.

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

During the first nine months of 2009, the Company sold 3 available-for-sale securities for gross sales proceeds of $5,853. Gross realized gains resulting from these sales totaled $90. There were no transfers of available-for-sale securities to other categories in the 2009 nine-month period.

Nonperforming Loans - As of September 30, 2009, there were $14,884 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Outstanding stock options were not dilutive for either the three month or nine month periods ending September 30, 2009. All 2008 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 20, 2008. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                 (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                              Three Months                          Nine Months
                                                                              ------------                          -----------
                                                                        2009              2008              2009              2008
                                                                        -----             -----             -----             ----
                                                                              (Dollars in thousands, except per share amounts)
Net income per share, basic
  Numerator - net income .....................................        $     320        $      709        $   1,223        $    2,514
                                                                      =========        ==========        =========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding .................................        3,609,811         3,564,617        3,601,515         3,534,926
                                                                      =========        ==========        =========        ==========

      Net income per share, basic ............................        $     .09        $      .20        $     .34        $      .71
                                                                      =========        ==========        =========        ==========

Net income per share, assuming dilution
  Numerator - net income .....................................        $     320        $      709        $   1,223        $    2,514
                                                                      =========        ==========        =========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding .................................        3,609,811         3,564,617        3,601,515         3,534,926
    Effect of dilutive stock options .........................                -           130,249                -           168,635
                                                                      ---------        ----------        ---------        ----------
               Total shares ..................................        3,609,811         3,694,866        3,601,515         3,703,561
                                                                      =========        ==========        =========        ==========

      Net income per share, assuming dilution ................        $     .09        $      .19        $     .34        $      .68
                                                                      =========        ==========        =========        ==========


Shareholders' Equity

On April 28, 2009, the Corporation's Board of Directors adopted an amendment to the Corporation's Articles of Incorporation for which shareholder approval was not required. As a result of this amendment, a "Series A" of the Corporation's Preferred Stock with a liquidation amount of $1,000 per share was created. Series A consists of 5,000 shares of fixed rate cumulative perpetual preferred stock which shares, except in certain very limited circumstances, have no voting rights. Upon issuance, such preferred stock would accrue dividends at a rate of 5.00% per annum. Cumulative dividends would be payable on each February 15, May 15, August 15 and November 15, if declared by the Corporation's Board of Directors. No dividends may be declared and paid on other stock issuances, nor may the Company effect any plan to purchase, redeem or otherwise acquire any issue of stock that is subordinate to the Series A Preferred Stock, including the Company's outstanding Common Stock, unless all cumulative dividends due on the Series A Preferred Stock have been paid in their entirety.

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

No shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A are issued and outstanding as of September 30, 2009; however, the Company has received cash deposits totaling $1,710 which the depositors intend to be applied toward the Company's issuance of $3,000 of the Series A preferred stock. The Company is accumulating deposits and paying interest at the rate of 5.00% per annum until all of the investors who committed to purchase such preferred stock have submitted funds sufficient to purchase the number of shares they committed to purchase. Once all funds are received, the Company will immediately issue the preferred stock. If the investors fail to deposit an aggregate of $3,000 by December 31, 2009, the entire amount of the accumulated deposits and the related interest will be returned to the depositors.

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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                                    Fair Value Measurement at Reporting Date Using
                                                                    ----------------------------------------------
                                                                  Quoted Prices
                                                                    in Active         Significant
                                                                   Markets for           Other           Significant
                                                                    Identical         Observable        Unobservable
                                                                      Assets            Inputs             Inputs
Description                                  September 30, 2009     (Level 1)         (Level 2)          (Level 3)
-----------                                  ------------------     ---------         ---------          ---------
                                                                       (Dollars in thousands)

Securities available-for-sale ............                          $ 4,000            $ 144,065            $   -

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

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 (now codified as FASB Accounting Standards Codification ("FASB ASC") 820-10-15-1a) which delayed for one year the effective date of the application of disclosure requirements of nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company has not provided the fair value disclosure requirements of FASB ASC 820-10-50-5 in periods ending prior to March 31, 2009.

The following is a summary of the measurement attributes applicable to assets and liabilities that were measured at fair value on a non-recurring basis during the periods indicated and that remained outstanding at the end of the period:

                                                  Fair Value Measurement at Reporting Date Using
                                                  ----------------------------------------------
                                                 Quoted Prices
                                                  in Active       Significant
                                                 Markets for         Other          Significant         Total Gains (Losses)
                                                  Identical        Observable        Unobservable       --------------------
                                                   Assets            Inputs           Inputs             Three         Nine
Description          September 30, 2009          (Level 1)         (Level 2)        (Level 3)           Months        Months
-----------          ------------------          ---------         ---------        ---------           ------        ------
                                                                (Dollars in thousands)
Collateral-dependent impaired loans              $       -         $ 1,644          $       -          $   (542)      $(1,074)

U. S. Generally Accepted Accounting Principles require disclosure of the estimated fair value of certain on-balance sheet and off-balance sheet financial instruments and the methods and assumptions used to estimate their fair values. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms. Financial instruments that are not carried at fair value on the Consolidated Balance Sheets are discussed below. Certain financial instruments and all nonfinancial instruments are excluded from the scope of these disclosure requirements. Accordingly, these fair value disclosures do not provide a complete estimate of the Company's fair value.

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

The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities:

                                                          September 30, 2009
                                                          ------------------
                                                       Carrying       Estimated
                                                        Amount        Fair Value
                                                        ------        ----------
                                                        (Dollars in thousands)
Financial assets
  Cash and due from banks .........................     $  1,918      $  1,918
  Interest bearing deposits due from banks ........       23,661        23,661
  Securities available-for-sale ...................      148,065       148,065
  Securities held-to-maturity .....................        9,590        10,070
  Federal Home Loan Bank stock ....................        1,307         1,307
  Loans - net .....................................      264,317       262,851
  Accrued interest receivable .....................        2,742         2,742
Financial liabilities
  Deposits ........................................      417,794       417,807
  Accrued interest payable ........................        2,322         2,322
  Short-term borrowing ............................        1,710         1,710
  Long-term debt ..................................        9,500         9,516

The following is a summary of the notional or contractual amounts and estimated fair values of the Company's off-balance sheet financial instruments:

                                                          September 30, 2009
                                                          ------------------
                                                      Notional/       Estimated
                                                       Contract          Fair
                                                       Amount           Value
                                                       ------           -----
                                                        (Dollars in thousands)
Off-balance sheet commitments
Loan commitments .................................      $19,373       $    -
Standby letters of credit ........................        1,268            -

Subsequent Events - The Company has evaluated events subsequent to the balance sheet date through November __, 2009, which is the date that the financial statements were issued.

Subsequent events may either provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements (recognized subsequent events), or provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before the financial statements were issued (nonrecognized subsequent events). The effects of recognized subsequent events, if any, have been included in the financial statements. If the effects of nonrecognized subsequent events, if any, are of a nature that they must be disclosed to keep the financial statements from being misleading, the Company would disclose both the nature of the event, an estimate of its financial effect or would state that an estimate of the financial effect cannot be made. As of September 30, 2009, there were no nonrecognized subsequent events that required disclosure.

New Accounting Pronouncements - Accounting principles generally accepted in the United States recently have been reorganized into a consistent framework, the "Financial Accounting Standards Board Accounting Standards Codification," or "FASB ASC," which is now the source of authoritative accounting literature. References to accounting standards will now be based on a structure of Topic - Subtopic - Section - Paragraph. In the future, the FASB will issue Accounting Standards Updates ("ASU"s) which will not be authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance, and provide the reasons that the FASB has made the changes.

In December 2008 the FASB issued FASB Staff Position ("FSP") SFAS 132(R)-1 (FASB ASC 715-20-65), "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets;
(c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

In August, 2009, ASU 2009-5 "Measuring Liabilities at Fair Value" was issued. This ASU amends FASB ASC Topic 820 "Fair Value Measurement and Disclosures" and is intended to reduce ambiguity when measuring the fair value of liabilities which will lead to improved understanding of how such fair values were measured and improve consistency in the application of Topic 820. The Company is required to apply this Update for reporting periods beginning after September 30, 2009. The requirements of the Update relate to disclosure items only and will have no effect on the Company's financial position, results of operations or cash flows.

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

Changes in Financial Condition

During the first nine months of 2009, the Company focused its efforts on monitoring the performance of its portfolio of loans outstanding and maintaining contact with its loan and deposit customers. For the 2009 nine month period, loans decreased by $688, or .3%, securities available-for-sale increased by $21,429, or 16.9%, and securities held-to-maturity decreased by $2,320. Federal funds sold decreased by $18,793, or 100.0%. The potential for growth in loans outstanding during the first nine months of 2009 was constrained by several factors. Economic conditions in the Company's market area deteriorated significantly, primarily as a result of ongoing reductions in real estate values both locally and nation-wide. Those lower values have resulted, and are continuing to result, in a significant contraction in the amount of "lendable margin" available to potential borrowers. When collateral is required to be provided as a condition to the Company engaging in a loan transaction with a borrower, the borrower generally is expected to have or establish an equity interest in the collateral. The extent of the bank's interest in the collateral, or "lendable margin," may vary depending on the other terms and conditions of the loan, the borrower's financial condition and other factors. However, the Company has generally established certain percentage levels of the collateral value at the time the loan is made as the amount of the required "lendable margin." Recently, as the value of real estate has generally fallen in the Company's market area, collateral values have fallen to levels that may be less than the amount owed on the loans. Furthermore, lower real estate values decrease the amounts that potential borrowers will be able to borrow currently, based on those decreased values. This diminished ability to borrow against real estate collateral has contributed to lower consumption of goods and services in the Company's market areas. Commercial customers, despite the slower current business environment, are obligated to continue making payments on debts contracted for during better economic periods. Because of the resulting "squeeze," a growing number of commercial customers are finding it impossible to remain in business. This potentially affects the Company on at least two levels
- the business and some of its displaced workers may stop making payments on their loans. Accordingly, the Company has experienced increasing numbers and amounts of non-performing loans, has taken possession of several real properties and some personal property, and has experienced a significant increase in net charge-offs. The Company expects that it will continue to experience higher than normal levels of non-performing loans, increasing amounts of foreclosed assets, and higher net charge-offs for at least the remainder of 2009 and probably into the second or third quarter of 2010. Management anticipates, however, that the rate of increase in each of these areas will decrease as time progresses.

         Deposits increased by $1,679 during the first nine months of 2009. The Company opted out of the recently extended Federal Deposit Insurance Corporation's Transaction Account Guarantee program under which unlimited insurance coverage for certain transaction account deposits would have been provided until June 30, 2010. Such deposits will revert to the $250,000 insurance limit after December 31, 2009. Nevertheless, the Company believes that its liquidity position continues to provide it with sufficient flexibility to fund good quality loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by its customers. Management also believes that the current balance sheet position maintains the Company's exposures to changes in interest rates at acceptable levels.


Results of Operations

Three Months Ended September 30, 2009 and 2008

         The Company recorded consolidated net income of $320 or $.09 per share for the third quarter of 2009 compared with net income of $709 and earnings per share of $.20 for the third quarter of 2008. Net income per share, assuming dilution was $.09 for the 2009 quarter and $.19 for the 2008 period. Net income per share amounts for 2008 have been retroactively adjusted to reflect a five percent stock dividend effective December 20, 2008.

         Interest income for the third quarter of 2009 decreased by $506 from the same period of 2008 primarily due to lower rates earned on loans and taxable investment securities. Interest rates associated with loans are lower in the 2009 period due to two factors: (1) the effects of the Federal Reserve's monetary policy which is keeping interest rates at historically low levels and
(2) higher amounts of non-accrual loans. When a loan is placed on nonaccrual status, all income earned but not collected is reversed against income in the current period and no further income is recognized unless and until certain strict conditions are achieved. During the third quarter of 2009, approximately $201 of previously recorded income was reversed at the time loans were placed in nonaccrual status.

         The continuing low interest rate environment also is responsible, to a significant degree, for continuing calls and prepayments of investment securities because it is often advantageous for the issuer of securities to retire a bond issue and replace it with an issue that bears interest at a lower rate. To mitigate the effects of these actions on its investment yields, the Company must either extend the maturity of the bonds it holds, invest in lower-quality bonds (which generally carry higher interest rates), or both. However, regulatory constraints do not allow the Company to fully utilize these methods.

         No interest was earned on federal funds sold during the 2009 three-month period because no such amounts were outstanding. The Company recorded $81 of interest income on federal funds sold during the third quarter of 2008. The Company currently maintains its excess cash reserves on deposit at the Federal Reserve Bank, which pays only a nominal interest rate on such deposits.

         Interest expense for the third quarter of 2009 was $300 lower than for the same prior year period due primarily to lower rates paid. A systemic problem became apparent in the third quarter of 2008 whereby some depositors, who were extremely concerned about maximizing the deposit insurance coverage for their funds, diversified those funds among several federally-insured financial institutions to ensure safety of principal. To mitigate those depositors' risks and to reduce the associated costs, the FDIC implemented its Transaction Account Guarantee program which provides unlimited deposit insurance coverage for transaction deposit accounts that meet certain criteria. As a result of its participation in this program, the Company is limited in the interest rates that it can pay with respect to transaction accounts. Other companies that participate in the program are similarly limited. The Company does not intend to increase the rates it pays on the deposits that are currently covered by this program when its participation ends.

         The Company increased the provision for loan losses to $1,010 for the third quarter of 2009 from $965 for the same period of 2008. Factors that management considered when determining the amount to be provided for loan losses included high volumes of nonaccrual, past due and potential problem loans, higher charge-offs taken during the quarter, and lower property values in the local real estate markets.

         Noninterest income for the third quarter of 2009 increased by $70 over the same 2008 period primarily due to higher fees earned on mortgage loans originated for another financial institution and higher amounts of card-related transaction fees earned.

         Noninterest expenses for the 2009 period increased primarily due to higher salaries and wages expenses, higher professional services expenses, higher expenses associated with foreclosed assets, and higher expenses for FDIC insurance. Income tax expense is lower for 2009 due to lower amounts of taxable income.

                                                                             Summary Income Statement
                                                                             ------------------------
                                                                              (Dollars in thousands)
For the Three Months Ended September 30,                   2009                2008            Dollar Change     Percentage Change
                                                           ----                ----            -------------     -----------------
Interest income ...................................       $5,730              $6,236              $ (506)               -8.1%
Interest expense ..................................        2,706               3,006                (300)              -10.0%
                                                          ------              ------              ------
Net interest income ...............................        3,024               3,230                (206)               -6.4%
Provision for loan losses .........................        1,010                 965                  45                 4.7%
Noninterest income ................................          704                 634                  70                11.0%
Noninterest expenses ..............................        2,297               1,938                 359                18.5%
Income tax expense ................................          101                 252                (151)              -59.9%
                                                          ------              ------              ------
Net income ........................................       $  320              $  709              $ (389)              -54.9%
                                                          ======              ======              ======

Nine Months Ended September 30, 2009 and 2008

         The Company recorded consolidated net income of $1,223 or $.34 per share for the first nine months of 2009 compared with net income of $2,514 and earnings per share of $.71 for the same period of 2008. Net income per share, assuming dilution was $.34 for the 2009 nine months and $.68 for the same period of 2008. Net income per share amounts for 2008 have been retroactively adjusted to reflect a five percent stock dividend effective December 20, 2008.

         Lower amounts of interest income and interest expense for the 2009 period primarily reflect the lower interest rate environment currently prevailing. The average rate earned on loans in the 2009 period is 116 basis points lower than the rate earned in the 2008 year-to-date period. In addition to the lower interest rates related to general economic conditions, interest income from loans is negatively affected by the higher levels of nonaccrual loans in the 2009 period. The Company's investment securities on average earned 54 basis points less in the 2009 nine-month period than they did the 2008 period.

         The Company increased the provision for loan losses significantly during the 2009 nine-month period in response to deteriorating general economic conditions and because of specific problems related to individual borrowers and groups of borrowers. The well-publicized problems in the residential housing markets are contributing factors affecting the Company's loan customers.

         Noninterest income for the 2009 nine month period was $159 more than for the same period of 2008 primarily due to $90 of net gains on the sales of investment securities in the 2009 period compared with net losses on such sales of $3 in the 2008 period, and an increase of $100 in the amount of fees received to originate mortgage loans for another financial institution.

         Noninterest expenses for the 2009 period increased by $990 over the prior year amount. Salaries and employee benefits for the 2009 nine month period were $413 more than for the same prior year period primarily due to an increase of $322 in salaries and wages. Professional services expenses increased by $79 primarily reflecting higher legal expenses incurred in connection with initiatives expected to bolster the Company's capital position. The Company's FDIC insurance expense for the 2009 period increased by $407, or 318%, over the amount for the 2008 year-to-date period due to higher assessment rates imposed by the FDIC and due to the Company's participation in the FDIC's Transaction Account Guarantee Program. The FDIC has voted to require that insured depository institutions prepay their estimated assessments for each of the years 2010 - 2012. The Company will recognize the related expenses ratably over the three-year period. Higher expenses related to larger volumes of foreclosed assets were also recorded in the 2009 period.

                                                                              Summary Income Statement
                                                                              ------------------------
                                                                               (Dollars in thousands)
For the Nine Months Ended September 30,                     2009               2008            Dollar Change   Percentage Change
                                                            ----               ----            -------------   -----------------
Interest income ...................................      $      17,374      $      18,629      $      (1,255)       -6.7%
Interest expense ..................................              8,544              9,741             (1,197)      -12.3%
                                                         -------------      -------------       ------------
Net interest income ...............................              8,830              8,888                (58)       -0.7%
Provision for loan losses .........................              2,460              1,375              1,085        78.9%
Noninterest income ................................              2,027              1,868                159         8.5%
Noninterest expenses ..............................              6,820              5,830                990        17.0%
Income tax expense ................................                354              1,037               (683)      -65.9%
                                                         -------------      -------------      -------------
Net income ........................................      $       1,223      $       2,514      $      (1,291)      -51.4%
                                                         =============      =============      =============

Net Interest Income

         Net interest income, the principal source of the Company's earnings, was lower in both the 2009 three month and nine month periods. The deterioration of real estate markets that began in other areas of the country more than one year ago is now evident within the Company's market. Primarily because of constrained demand for residential properties, some developers and builders are finding it difficult or impossible to satisfy their obligations except by surrendering, either voluntarily or involuntarily through foreclosure, the properties that were pledged to secure their loans. As a consequence, property values have fallen due to related conditions such as oversupply of unsold housing units and the physical deterioration that sometimes occurs during prolonged sales periods. In some cases, individual homes or entire development projects have been only partially completed when the builders or developers suspended work and left completion of the project in the hands of lenders.

         Recently, governmental economic policy makers including Congress, the Federal Reserve and the Department of the Treasury have endeavored to enact legislation, promulgate regulations and implement strategies intended to provide stimulus to the economy by creating jobs, maintaining interest rates at low levels and through the provision of other incentives, such as tax credits for first-time home buyers or for the purchase and installation of energy-efficient residential heating and cooling systems and other energy efficient and alternative energy projects. To date, the observable effects of these measures on the broad economy have been minimal.

Three Months Ended September 30, 2009 and 2008

         For the third quarter of 2009, net interest income totaled $3,024, a decrease of $206 from $3,230 for the same period of 2008. The Company's interest rate spread for the third quarter of 2009 was 2.28%, a decrease of 40 basis points from the 2.68% interest rate spread for the third quarter of 2008. Net yield on earning assets for the 2009 third quarter was 2.68%, a decrease of 50 basis points from the 2008 third quarter net yield of 3.18%. The yield on taxable investment securities for the third quarter of 2009 was 3.86% compared with 4.98% for the same period of 2008. The average yield on the Company's loans outstanding was 6.15% for the third quarter of 2009 compared with 7.03% for the same period of 2008. The average amount of the Company's loan category for the third quarter of 2009 was 3.3% more than for the third quarter of 2008. The Company derecognized approximately $201 of accrued interest on loans that were initially included in nonaccrual loans during the third quarter of 2009. As a result of all of these factors, interest income on loans was $433 lower in the 2009 three month period.

         Interest expense for the 2009 three-month period was $300 lower than for the same period of 2008 primarily due to lower rates paid, which were 67 basis points lower than the prior year level. Rates paid for all types of deposits in the 2009 quarter were 69 basis points lower and rates paid for time deposits were 74 basis points lower in the 2009 quarter than for the same period of 2008. Average amounts of time deposits outstanding for the 2009 period increased by $45,640, or 17.6%, over the amount for the 2008 period.

                                                                            Average Balances, Yields and Rates
                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                       2009                                     2008
                                                                       ----                                     ----
                                                                     Interest                                 Interest
                                                         Average      Income/      Yields/        Average      Income/     Yields/
                                                         Balances     Expense      Rates (1)      Balances     Expense    Rates (1)
                                                         --------     -------      ---------      --------     -------    ---------
                                                                                      (Dollars in thousands)
Assets
Interest-bearing balances due from banks ..........     $  22,205     $    14       0.25%        $   1,533     $    10        2.60%
Securities
      Taxable .....................................       133,282       1,298       3.86%          101,802       1,275        4.98%
      Tax exempt (2) ..............................        19,780         201       4.03%           20,998         209        3.96%
                                                        ---------     -------                    ---------     -------
           Total investment securities ............       153,062       1,499       3.89%          122,800       1,484        4.81%
Other investments .................................         1,307           3       0.91%            1,216          14        4.58%
Federal funds sold ................................             -           -       0.00%           15,844          81        2.03%
Loans (2) (3) (4) .................................       271,751       4,214       6.15%          262,977       4,647        7.03%
                                                        ---------     -------                    ---------     -------
           Total interest earning assets ..........       448,325       5,730       5.07%          404,370       6,236        6.14%
Cash and due from banks ...........................         5,249                                    8,122
Allowance for loan losses .........................        (5,373)                                  (2,956)
Valuation allowance - Available-for-
      sale securities .............................           828                                     (596)
Premises and equipment ............................         8,565                                    8,768
Other assets ......................................        18,715                                   12,572
                                                        ---------                                ---------
           Total assets ...........................     $ 476,309                                $ 430,280
                                                        =========                                =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts .......     $  52,724     $    93       0.70%        $  56,370     $   250        1.76%
      Savings .....................................        17,663          20       0.45%           18,700          46        0.98%
      Time deposits $100M and over ................       131,673         904       2.72%          113,755       1,021        3.57%
      Other time deposits .........................       173,608       1,596       3.65%          145,886       1,589        4.33%
                                                        ---------     -------                    ---------     -------
           Total interest bearing
             deposits .............................       375,668       2,613       2.76%          334,711       2,906        3.45%
Short-term borrowings .............................            19           -       0.00%            1,500           8        2.12%
Long-term debt ....................................         9,500          93       3.88%            9,500          92        3.85%
                                                        ---------     -------                    ---------     -------
           Total interest bearing
             liabilities ..........................       385,187       2,706       2.79%          345,711       3,006        3.46%
Noninterest bearing demand deposits ...............        43,500                                   41,637
Other liabilities .................................         6,119                                    2,907
Shareholders' equity ..............................        41,503                                   40,025
                                                        ---------                                ---------
           Total liabilities and shareholders'
           equity .................................     $ 476,309                                $ 430,280
                                                        =========                                =========
Interest rate spread ..............................                                 2.28%                                     2.68%
Net interest income and net yield
      on earning assets ...........................                   $ 3,024       2.68%                      $ 3,230        3.18%
Interest free funds supporting earning
      assets ......................................     $  63,138                                $  58,659

-----------------------------------------
(1)  Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Nine Months Ended September 30, 2009 and 2008

         For the first nine months of 2009, net interest income totaled $8,830, a decrease of $58, or 0.7%, from the $8,888 amount for the same period of 2008. The Company's interest rate spread for the 2009 nine month period was 2.19%, a decrease of 22 basis points over the 2.41% spread for the 2008 period. The yield on interest earning assets decreased to 5.12% for the 2009 period, compared with 6.17% for the 2008 period, primarily due to lower rates earned on loans. A significant portion of the Company's loans are variable rate instruments that are repriced in response to changes in the "prime rate" which is currently 3.25%, a very low level. The Company recently implemented a change in its pricing policy with respect to variable rate loans by utilizing "floor" rates for all newly made and renewed variable rate loans. The yield on loans is also negatively impacted when loans are placed into nonaccrual status. As discussed later, the Company has seen a significant increase in the number and dollar amount of nonperforming and nonaccrual loans in 2009. Higher average volumes of investment securities held in the 2009 period more than offset the effects of lower rates earned on those instruments. Federal funds sold by the Company during the 2009 period were significantly reduced from the amounts sold during the same period of 2008. Excess cash reserves are currently maintained on deposit with the Federal Reserve Bank, which is paying a nominal amount of interest on those deposits. Actions taken by the Federal Reserve since the third quarter of 2008 generally were intended initially to reduce market rates of interest and, more recently, to maintain those rates at lower levels.

         Rates paid for interest bearing liabilities during the 2009 nine month period were 83 basis points lower than for the 2008 period. Rates paid for time deposits $100 and over were 95 basis points lower during the 2009 period than in the 2008 period and rates paid for other time deposits decreased by 93 basis points compared with the same 2008 period. The average amounts of time deposits outstanding during the 2009 period were $50,553, or 20.0%, more than in the 2008 period. Rates paid for interest bearing transaction accounts for the 2009 nine month period were 126 basis points less than for the same period of 2008 and the average amount of such accounts in the 2009 period was $2,915, or 5.0%, less than for the 2008 period.


                                                                        Average Balances, Yields and Rates
                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                    2009                                       2008
                                                                    ----                                       ----
                                                                  Interest                                   Interest
                                                     Average       Income/        Yields/       Average       Income/       Yields/
                                                    Balances       Expense       Rates (1)      Balances      Expense      Rates (1)
                                                    --------       -------       ---------      --------      -------      ---------
                                                                                  (Dollars in thousands)
Assets
Interest-bearing balances due from banks .......   $  19,291      $    36       0.25%        $   1,251      $    17          1.82%
Securities
      Taxable ..................................     137,055        4,260       4.16%           95,782        3,464          4.83%
      Tax exempt (2) ...........................      20,043          612       4.08%           20,683          623          4.02%
                                                   ---------      -------                    ---------      -------
           Total investment securities .........     157,098        4,872       4.15%          116,465        4,087          4.69%
Other investments ..............................       1,283            3       0.31%              997           39          5.23%
Federal funds sold .............................       2,649            3       0.15%           28,624          584          2.73%
Loans (2) (3) (4) ..............................     273,201       12,460       6.10%          255,866       13,902          7.26%
                                                   ---------      -------                    ---------      -------
           Total interest earning assets .......     453,522       17,374       5.12%          403,203       18,629          6.17%
Cash and due from banks ........................       6,953                                     7,916
Allowance for loan losses ......................      (5,439)                                   (2,725)
Valuation allowance - Available-for-
      sale securities ..........................       1,178                                       347
Premises and equipment .........................       8,611                                     8,812
Other assets ...................................      15,975                                    12,355
                                                   ---------                                 ---------
           Total assets ........................   $ 480,800                                 $ 429,908
                                                   =========                                 =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ....   $  55,107      $   281       0.68%        $  58,022      $   843          1.94%
      Savings ..................................      22,607           63       0.37%           28,523          323          1.51%
      Time deposits $100M and over .............     131,612        2,987       3.03%          108,347        3,231          3.98%
      Other time deposits ......................     171,169        4,938       3.86%          143,881        5,157          4.79%
                                                   ---------      -------                    ---------      -------
           Total interest bearing
             deposits ..........................     380,495        8,269       2.91%          338,773        9,554          3.77%
Short-term borrowings ..........................          14            -       0.00%              504            8          2.12%
Long-term debt .................................       9,500          275       3.87%            6,321          179          3.78%
                                                   ---------      -------                    ---------      -------
           Total interest bearing
             liabilities .......................     390,009        8,544       2.93%          345,598        9,741          3.76%
Noninterest bearing demand deposits ............      44,567                                    40,910
Other liabilities ..............................       4,998                                     3,787
Shareholders' equity ...........................      41,226                                    39,613
                                                   ---------                                 ---------
           Total liabilities and shareholders'
           equity ..............................   $ 480,800                                 $ 429,908
                                                   =========                                 =========
Interest rate spread ...........................                                2.19%                                        2.41%
Net interest income and net yield
      on earning assets ........................                  $ 8,830       2.60%                       $ 8,888          2.94%
Interest free funds supporting earning
      assets ...................................   $  63,513                                 $  57,605

-----------------------------------------
(1)  Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

         The provision for loan losses was $1,010 for the third quarter of 2009 compared with $965 for the third quarter of 2008. For the first nine months of 2009, the provision for loan losses was $2,460, compared with $1,375 for the first nine months of 2008. At September 30, 2009, the allowance for loan losses was 2.01% of loans, compared with 2.02% at December 31, 2008 and 1.31% as of September 30, 2008. The increase in the provision and allowance was made as a result of significant increases in the amounts of nonaccrual and potential problem loans, increased net charge-offs, higher volumes of loans and heightened concerns about the state of the local economy and the resultant ability of the Company's customers to perform in accordance with the terms of their loans.

         For the first nine months of 2009, net charge-offs totaled $2,527, compared with $446 in net charge offs during the same period of 2008. As of September 30, 2009, nonaccrual loans totaled $14,884 and there were no loans 90 days or more past due and still accruing interest. As of September 30, 2008, nonaccrual loans totaled $4,725. The activity in the allowance for loan losses is summarized in the table below:

                                                                            Nine Months                                Nine Months
                                                                               Ended             Year Ended                Ended
                                                                            September 30,        December 31,          September 30,
                                                                                2009                 2008                  2008
                                                                                ----                 ----                  ----
                                                                                             (Dollars in thousands)
Allowance at beginning of period .................................           $   5,475             $   2,574             $   2,574
Provision for loan losses ........................................               2,460                 4,550                 1,375
Net charge-offs ..................................................              (2,527)               (1,649)                 (446)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   5,408             $   5,475             $   3,503
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                2.01%                 2.02%                 1.31%
Loans at end of period ...........................................           $ 269,725             $ 270,413             $ 267,075
                                                                             =========             =========             =========

                                                      90 Days or
                                                     More Past Due       Total         Percentage                       Percentage
                                        Nonaccrual     and Still    Nonperforming      of Total      Potential          of Total
                                            Loans      Accruing           Loans           Loans     Problem Loans          Loans
                                            -----      --------           -----           -----     -------------          -----
                                                                      (Dollars in thousands)
January 1, 2008 .................         $    625      $     -         $    625           0.26%       $  3,088            1.26%
Net change ......................             (181)           -             (181)                           962
                                          --------      -------         --------                       --------
March 31, 2008 ..................              444            -              444           0.18%          4,050            1.61%
Net change ......................            1,436            -            1,436                          1,338
                                          --------      -------         --------                       --------
June 30, 2008 ...................            1,880            -            1,880           0.73%          5,388            2.10%
Net change ......................            2,845            -            2,845                          1,194
                                          --------      -------         --------                       --------
September 30, 2008 ..............            4,725            -            4,725           1.77%          6,582            2.46%
Net change ......................            7,074            -            7,074                            328
                                          --------      -------         --------                       --------
December 31, 2008 ...............           11,799            -           11,799           4.36%          6,910            2.56%
Net change ......................            2,835            -            2,835                          2,367
                                          --------      -------         --------                       --------
March 31, 2009 ..................           14,634            -           14,634           5.31%          9,277            3.37%
Net change ......................            2,882            -            2,882                         (1,511)
                                          --------      -------         --------                       --------
June 30, 2009 ...................           17,516            -           17,516           6.41%          7,766            2.84%
Net change ......................           (2,632)           -           (2,632)                         3,490
                                          --------      -------         --------                       --------
September 30, 2009 ..............         $ 14,884      $     -         $ 14,884           5.52%       $ 11,256            4.17%
                                          ========      =======         ========                       ========

         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. Such loans are assigned to one of several below-average risk-rating grades depending on factors such as past due status, collateral values, and other factors affecting the customers' ability to repay. As of September 30, 2009, approximately 66% of the Company's potential problem loans were included in the Company's least severe below-average risk-rating grade. Approximately 92% of potential problem loans were secured by real estate. Management expects that further deterioration of economic conditions within the Company's market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, it is expected that increased provisions for loan losses will be needed in the future.

         The  statewide   unemployment   rate  for  South   Carolina  was  11.6%
(seasonally adjusted) as of September 30, 2009, compared with 8.8% as of December 31, 2008 and 7.5% as of September 30, 2008. The unemployment rates (not seasonally adjusted) in Oconee and Anderson Counties, South Carolina were 14.2% and 12.5%, respectively, as of September 30, 2009 compared with 10.6% and 9.6%, respectively, as of December 31, 2008 and 8.0% and 7.2%, respectively, as of September 30, 2008.

Noninterest Income

         Noninterest income totaled $704 for the third quarter of 2009, compared with $634 for the 2008 quarter. Fees associated with originating mortgage loans for another financial institution totaled $48 in the third quarter of 2009 compared with $6 for the same period of 2008. Fees associated with card-based services were $154 in the 2009 quarter compared with $142 in the prior year period.

         For the nine months ended September 30, 2009, noninterest income totaled $2,027, compared with $1,868 for the same period of 2008. Service charges on deposit accounts in the 2009 period were $1,048 representing a decrease of $61 from the prior year period's $1,109. Net gains on sales of investment securities totaled $90 for the 2009 year-to-date period compared with net losses on such sales of $3 for the same 2008 period. Fees associated with card-based services were $450 for the 2009 period and $412 for the 2008 period. During the 2009 and 2008 nine month periods, increases in the value of life insurance assets totaling $274 and $280 were recognized, respectively. Fees from originating mortgage loans were $119 for the 2009 year period compared with $19 for the same period of 2008.

Noninterest Expenses

         Noninterest expenses totaled $2,297 for the third quarter of 2009 compared with $1,938 for the same period of 2008, representing an increase of $359 or 18.5%. Salaries and employee benefits increased by $133, or 12.4%, to $1,206. Higher deferred compensation expenses, decreased deferrals of current compensation expenses under applicable accounting standards resulting from lower loan origination activity in 2009, and the hiring in 2009 of a special assets officer to fill a newly created position contributed to the increased salaries and benefits.

         The cost of deposit insurance was $165 for the third quarter of 2009, compared with $58 for the third quarter of 2008. Further increases in these expenses are expected to occur due to the imposition of higher assessment rates on the banking industry generally. Expenses for professional services increased to $130 for the 2009 three month period from $51 for the same period of 2008 due to legal fees incurred in the 2009 period with respect to foreclosure and repossession actions and in connection with the Company's proposed issuance of preferred stock. Expenses associated with holding foreclosed assets totaled $53 in the 2009 three month period compared with no such expenses in the 2008 period.

         Noninterest expenses for the nine months ended September 30, 2009 totaled $6,820, an increase of $990, or 17.0%, over the amount for the same period of 2008. Salaries and employee benefits increased by $413, or 12.8%, over the amount for 2008 for the reasons discussed previously. Net occupancy and furniture and equipment expenses decreased by an aggregate of $22, or 3.1%, primarily because of lower depreciation expenses. Amounts assessed for FDIC insurance increased by $407 due to the special assessment in the second quarter of 2009 and other factors discussed previously. Expenses associated with foreclosed assets increased by $71 in the 2009 period. Expenses for professional services increased by $101 for the 2009 period due to the factors discussed previously as well as higher fees related to recurring independent loan reviews, internal audits and other accounting and compliance assistance.

         The Company continues to pursue a strategy to increase its market share in its local market areas in Anderson and Oconee Counties of South Carolina. Oconee County is served from two offices in Seneca, and one office in each of Walhalla and Westminster. The Anderson County market is served from two offices in Anderson and one office in Williamston.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company has approximately $42,180 of credit availability under its FHLB lines of credit and additional amounts are available under federal funds purchased facilities.

         As of September 30, 2009, the ratio of loans to total deposits was 64.6%, compared with 65.0% as of December 31, 2008. Deposits as of September 30, 2009 were $417,794, an increase of $1,679 or .4% over the amount as of December 31, 2008. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $2,777 since December 31, 2008 as the result of net income of $1,223 for the first nine months of 2009, an increase of $486 from the exercise of stock options, plus a $1,068 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects.

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

         The September 30, 2009 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                               Tier 1       Capital    Leverage
                                               ------       -------    --------
Community First Bancorporation ...............  13.4%        14.7%        8.7%
Community First Bank .........................  12.7%        13.9%        8.2%
Minimum "well-capitalized" requirement .......   6.0%        10.0%        6.0%
Minimum requirement ..........................   4.0%         8.0%        5.0%

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

         Following  are  the   off-balance-sheet   financial  instruments  whose
contract amounts represent credit risk:

                                            September 30, 2009
                                            ------------------
                                          (Dollars in thousands)
Loan commitments ....................            $ 19,373
Standby letters of credit ...........               1,268

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

         Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for either the nine months or three months ended September 30, 2009.

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

         The Company uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. As of September 30 2009, the model indicates that net interest income would decrease $58 and net income would decrease $37 in the next twelve months if interest rates rose by 100 basis points. Conversely, net interest income would increase $39 and net income would increase $25 in the next twelve months if interest rates declined by 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large changes in interest rates in the immediate future. The prospective effects of hypothetical interest rate changes are based on a number of assumptions, including the relative levels of market interest rates and prepayment assumptions affecting loans, and should not be relied on as indicative of actual future results. The prospective effects also do not contemplate potential actions that the Company, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

         As of September 30, 2009, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2008. The foregoing disclosures related to the Company's market risk should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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


                                         COMMUNITY FIRST BANCORPORATION

November 13, 2009                         /s/ Frederick D. Shepherd, Jr.
-----------------                        ---------------------------------------
         Date                             Frederick D. Shepherd, Jr., Chief
                                          Executive Officer and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


                  31. Rule 13a-14(a)/15d-14(a) Certifications

                  32.  Certifications  Pursuant  to 18  U.S.C. Section 1350