Form 10-K
period 2009-12-31
COMMUNITY FIRST BANCORP
filed 2010-03-31
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009        Commission File No. 000-29640

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

         Large accelerated filer [ ]             Accelerated filer [ ]

         Non-accelerated filer [ ]               Smaller Reporting Company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 30, 2009, which was the last day of the Registrant's most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $26,135,989. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 12, 2010, there were 3,782,415 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2009 - Parts I and II
(2) Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................    10
Item 1B  Unresolved Staff Comments ......................................    14
Item 2   Properties .....................................................    14
Item 3   Legal Proceedings ..............................................    15
Item 4   (Removed and Reserved) .........................................    15
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    15
Item 6   Selected Financial Data ........................................    15
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    15
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    15
Item 8   Financial Statements and Supplementary Data ....................    15
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    15
Item 9A(T) Controls and Procedures ......................................    16
Item 9B  Other Information ..............................................    16
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    16
Item 11  Executive Compensation .........................................    16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    17
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    17
Item 14  Principal Accountant Fees and Services .........................    17
Item 15  Exhibits, Financial Statement Schedules ........................    18

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

                                     PART I

Item 1.  Business

                              FORM OF ORGANIZATION

         Community First Bancorporation (the "Company") is a South Carolina corporation and a bank holding company incorporated on May 23, 1997. The Company commenced operations on October 16, 1997, upon effectiveness of the acquisition of Community First Bank (the "Bank") as a wholly owned subsidiary. The principal business of the Company is ownership and operation of the Bank. In 2009, the Company organized Upstate Resource Management, Inc. as a wholly owned subsidiary to hold certain troubled assets sold to it by the Bank.

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

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio is, however, geographically concentrated because it consists primarily of extensions of credit to businesses and individuals in its service areas within Oconee and Anderson Counties of South Carolina. The economy of this area is, nonetheless, diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include set limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

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

         As  of  December  31,  2009,  local  governmental   deposits  comprised
approximately 12.3% of the Bank's total deposits. These deposits are concentrated among a few local governmental entities and are somewhat volatile. Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank's liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

         At December 31, 2009, the Company employed 88 people.

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

         Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area. As of June 30, 2009, the most recent date for which information is available, there were 14 banks and savings and loan associations, including the Bank, in Oconee County, with 27 branch locations. Total deposits in the county were $1.14 billion, of which the Bank had a 25.20% market share. As of June 30, 2009 there were 21 banks and savings and loan associations, including the Bank, in Anderson County, with 65 branch locations. Total deposits in Anderson County were $2.5 billion, of which the Bank had a 5.20% market share. Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

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

                         EFFECT OF GOVERNMENT REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies. Relevant information about the regulatory framework that applies to the Company and the Bank is provided below. This regulatory framework is intended primarily for the benefit and protection of the Bank's depositors and the Depository Insurance Fund, and not for the protection of the Company's shareholders or creditors.

         Financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies. This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.

         To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Holding Company and the Bank.

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), the Company is subject to supervision, and to regular inspection by the Federal Reserve. The Bank is a state bank subject to regulation by the South Carolina State Board of Financial Institutions ("State Board") and the FDIC. The Company is also subject to regulation by the State Board. The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies, and such proposals have increased in the wake of the recent financial crisis. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

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

         The Company's and the Bank's December 31, 2009 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2009 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

         As a result of recent bank failures and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special assessment. The Bank's portion of the special assessment totaled $215,000, and was paid in September, 2009 based on deposits at June 30, 2009. The FDIC also required insured institutions to pay three years of deposit insurance premiums in advance. On December 30, 2009 the FDIC collected $2,822,265 from the Company for deposit insurance premiums. Of that amount, $177,658 related to the regular quarterly assessment, and $2,644,607 related to the prepayment of premiums for the years 2010, 2011 and 2012. In 2010 and the following two years, on a quarterly basis, the FDIC will continue to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank will expense the current portion as calculated by the FDIC.

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

         A bank that is "undercapitalized" becomes subject to the "prompt corrective action" provisions of the FDIA restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

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

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The regulations govern the consumer's right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices. The Bank is also required to develop a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

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

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Broader problems in the financial sector of the economy, which became apparent in 2008, have led to numerous calls for, and legislative and regulatory proposals relating to, restructuring of the regulaton of financial institutions. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Governmental Response to 2008 Financial Crisis

         During the fourth quarter of 2008 and continuing into 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

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

         An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009 and also made a special one-time assessment of 5 cents per $100 of assessable deposits at June 30, 2009, which was payable September 30, 2009. Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits. In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institution's risk-based assessment for the third quarter of 2009. See also "-- FDIC Insurance Assessments."

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

         Recent levels of market volatility are unprecedented.

         The volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

         Our primary source of funding for our operations is deposits from customers in our local market. Should other banks in or near our market areas fail, it could cause our deposit customers to lose confidence in banks and cause them to withdraw or substantially restrict their deposits with us. If such activity reached a high enough level, it could substantially disrupt our business. There is no assurance that such disruptions, were they to occur, would not materially and adversely affect our results of operations or earnings.

         Current market developments may adversely affect our industry, business and results of operations.

         Dramatic declines in the housing market during the prior two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

         Our growth strategy or regulatory requirements could require future increases in capital that we may not be able to accomplish.

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

         We may be unable to successfully manage our future growth.

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

         Our principal revenue producing business is making loans. When our customers do not repay loans, we suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         Our business is concentrated in the Upstate area of South Carolina, and, as has been the case over the prior two years, a downturn in the economy of the area, a decline in area real estate values or, other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations are affected by changes in the Upstate economy. As has been the case over the prior two years, a prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations. The longer such adverse economic conditions persist, the greater the adverse impact on us will be.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income is adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly to near zero percent in 2009. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interests rates.

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

         We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business and increase our capital.

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

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership. We are also subject to some of the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         Various laws, including the Federal Deposit Insurance Act and the Emergency Economic Stability Act of 2008 ("EESA"), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs. As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably. Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.

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

         The Company also holds 15 properties acquired through foreclosure or in settlement of loans. All of the properties are being marketed for sale.

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

Item 4.  (Removed and Reserved)

                                     PART II

         The portions of the 2009 Annual Report to Shareholders incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Company's Annual Report to Shareholders for the year ended December 31, 2009 (the "2009 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-K under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

         The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

Issuer Purchases of Equity Securities

                                        (a) Total Number         (b) Average       (c) Total Number of         Maximum Number
                                           of Shares              Price Paid       Shares Purchased as    of Shares that May yet be
                Period                     Purchased              Per Share    Part of Publicly Announced   Purchased Under the
                                                                                 Plans or Programs            Plans or Programs
10/1/09-10/31/09 .....................   7,490 (1)                $10.68           -                              -
11/1/09-11/30/09 .....................       -                         -           -                              -
12/1/09-12/31/09 .....................       -                         -           -                              -
                                         -----                     -----

        Total .......................    7,490                     10.68           -                              -

(1) 7,490 shares were purchased from employees of the Company who had exercised options in the previous month for the exercise price.

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Summary" in the 2009 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operatons" in the 2009 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon, set forth in the 2009 Annual Report are incorporated herein by reference.

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

Management's Report on Internal Control Over Financial Reporting

         The report set forth under the caption "Management's Report on Internal Control Over Financial Reporting" set forth in the 2009 Annual Report is incorporated herein by reference.

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

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2009 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2010 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2009 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)(1)                       (b)                          (c)(2)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                     364,011                       11.82                       -0-

Equity compensation
plans not approved
by security holders                      -0-                         -0-                       -0-
Total

(1) These include shares that may be issued upon exercise of options outstanding at December 31, 2009 under the 1998 Stock Option Plan (see note 2 below). The Company's 1989 Stock Option Plan previously expired, and all remaining options thereunder expired in 2009. No further options may be issued or exercised under the 1989 Plan.
(2)  The 1998 Plan  terminated  March 19, 2008  according  to its terms,  and no further options may be issued pursuant to the 1998 Plan. Options outstanding under the 1998 Plan may continue to be exercised until the earlier of their termination dates (as set forth in individual grant agreements) or ten years from the date of grant.

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

                                    PART IV

Item 14.  Principal Accountant Fees and Services

         The  information  set forth under the caption  "Independent  Registered
Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements and Financial Schedules

     -    Report of Independent Registered Public Accounting Firm.
     -    Consolidated Balance Sheets - December 31, 2009 and 2008
     - Consolidated Statements of Income - Years ended December 31, 2009, 2008 and 2007
     - Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2009, 2008 and 2007
     - Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
     -    Notes to Consolidated Financial Statements


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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         10.5 Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2009

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

                              COMMUNITY FIRST BANCORPORATION

                                   s/Frederick D. Shepherd, Jr.
Date: March 30, 2010            By:-------------------------------------------
                                   Frederick D. Shepherd, Jr.
                                   Its President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                         Date


-------------------------------                  Vice Chairman and Director                       March __, 2010
(Larry S. Bowman)


-------------------------------                  Director and Secretary                           March __, 2010
(William M. Brown)

s/Robert H. Edwards
-------------------------------                  Director                                         March 30, 2010
(Robert H. Edwards)

s/Blake L. Griffith
-------------------------------                  Director                                         March 30, 2010
(Blake L. Griffith)

s/John R. Hamrick
-------------------------------                  Director                                         March 30, 2010
(John R. Hamrick)


-------------------------------                  Chairman and Director                            March __, 2010
(James E. McCoy)

s/Frederick D. Shepherd, Jr.
-------------------------------                  Director, President, Chief                       March 30, 2010
(Frederick D. Shepherd, Jr.)                     Executive Officer, Treasurer and
                                                 Principal Financial Officer

s/Gary V. Thrift
-------------------------------                  Director                                         March 30, 2010
(Gary V. Thrift)

s/James E. Turner
-------------------------------                  Director                                         March 30, 2010
(James E. Turner)

s/Charles L. Winchester
-------------------------------                  Director                                         March 30, 2010
(Charles L. Winchester)

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

         3.2 By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 10-KSB"))

         4 Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

         10.1                     Community First Bank 1989 Incentive
                                  Stock Option Plan (Incorporated by reference to the 1997 10-KSB)

         10.2                     Community First Bank Incentive Stock
                                  Agreement with Frederick D.Shepherd, Jr.
                                  (Incorporated by reference to the 1997 10-KSB)

         10.3 Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

         10.4 Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         10.5 Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2009

         21                       Subsidiaries of the registrant

         23                       Consent of J. W. Hunt & Company, L.L.P.

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications