Form 10-Q
period 2010-03-31
COMMUNITY FIRST BANCORP
filed 2010-05-14
CIK 1047446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010          Commission File No. 000-29640


                         COMMUNITY FIRST BANCORPORATION
--------------------------------------------------------------------------------
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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 3,784,159 Shares Outstanding on April 1, 2010.

                         COMMUNITY FIRST BANCORPORATION

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Consolidated Balance Sheets ....................................................................      3
                  Consolidated Statements of Income ..............................................................      4
                  Consolidated Statements of Changes in Shareholders' Equity .....................................      5
                  Consolidated Statements of Cash Flows ..........................................................      6
                  Notes to Unaudited Consolidated Financial Statements ...........................................      7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ..........     15
Item 4T.          Controls and Procedures ........................................................................     22

PART II -         OTHER INFORMATION

Item 6.           Exhibits .......................................................................................     22

SIGNATURE ........................................................................................................     23

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                         2010              2009
                                                                                                         ----              ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   2,060          $   1,463
     Interest bearing deposits due from banks ................................................            58,402             46,020
                                                                                                       ---------          ---------
         Cash and cash equivalents ...........................................................            60,462             47,483
     Securities available-for-sale ...........................................................           164,413            141,710
     Securities held-to-maturity (fair value $8,877 for 2010
         and $9,476 for 2009) ................................................................             8,345              9,024
     Other investments .......................................................................             1,307              1,307
     Loans ...................................................................................           267,504            267,248
         Allowance for loan losses ...........................................................            (6,184)            (6,052)
                                                                                                       ---------          ---------
            Loans - net ......................................................................           261,320            261,196
     Premises and equipment - net ............................................................             8,388              8,470
     Accrued interest receivable .............................................................             3,052              2,424
     Foreclosed assets .......................................................................             6,187              6,078
     Bank-owned life insurance ...............................................................             9,381              9,289
     Other assets ............................................................................             4,947              5,916
                                                                                                       ---------          ---------
            Total assets .....................................................................         $ 527,802          $ 492,897
                                                                                                       =========          =========
Liabilities
     Deposits
         Noninterest bearing .................................................................         $  47,323          $  47,067
         Interest bearing ....................................................................           422,448            389,581
                                                                                                       ---------          ---------
            Total deposits ...................................................................           469,771            436,648
     Accrued interest payable ................................................................             2,596              2,043
     Long-term debt ..........................................................................             8,000              8,000
     Other liabilities .......................................................................             1,561              1,388
                                                                                                       ---------          ---------
            Total liabilities ................................................................           481,928            448,079
                                                                                                       ---------          ---------
Shareholders' equity
     Preferred stock - Series A -  non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized;
         issued and outstanding - 3,150 shares ...............................................             3,126              3,126
     Preferred stock - no par value; 9,995,000 shares authorized;
         None issued and outstanding .........................................................                 -                  -
     Common stock - no par value; 10,000,000 shares authorized;
         issued and outstanding - 3,784,159 for 2010 and
         3,782,415 for 2009 ..................................................................            38,940             38,923
     Additional paid-in capital ..............................................................               748                748
     Retained earnings .......................................................................             1,602              1,434
     Accumulated other comprehensive income ..................................................             1,458                587
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            45,874             44,818
                                                                                                       ---------          ---------
            Total liabilities and shareholders' equity .......................................         $ 527,802          $ 492,897
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

                                                                                                              (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        2010               2009
                                                                                                        ----               ----
                                                                                                         (Dollars in thousands,
                                                                                                         except per share)
Interest income
     Loans, including fees ..............................................................              $ 4,004               $ 4,049
     Interest bearing deposits due from banks ...........................................                   38                    16
     Securities
       Taxable ..........................................................................                1,285                 1,506
       Tax-exempt .......................................................................                  199                   209
     Other investments ..................................................................                    -                     -
     Federal funds sold .................................................................                    -                     3
                                                                                                       -------               -------
         Total interest income ..........................................................                5,526                 5,783
                                                                                                       -------               -------
Interest expense
     Time deposits $100M and over .......................................................                  733                 1,093
     Other deposits .....................................................................                1,419                 1,816
     Long-term debt .....................................................................                   76                    91
                                                                                                       -------               -------
         Total interest expense .........................................................                2,228                 3,000
                                                                                                       -------               -------
Net interest income .....................................................................                3,298                 2,783
Provision for loan losses ...............................................................                1,125                   750
                                                                                                       -------               -------
Net interest income after provision .....................................................                2,173                 2,033
                                                                                                       -------               -------
Other income
     Service charges on deposit accounts ................................................                  301                   323
     Debit card transaction fees ........................................................                  136                   140
     Credit life insurance commissions ..................................................                    4                     6
     Increase in value of bank-owned life insurance .....................................                   92                    92
     Other income .......................................................................                    3                    10
                                                                                                       -------               -------
         Total other income .............................................................                  536                   571
                                                                                                       -------               -------
Other expenses
     Salaries and employee benefits .....................................................                1,119                 1,181
     Net occupancy expense ..............................................................                  145                   135
     Furniture and equipment expense ....................................................                   90                    93
     Amortization of computer software ..................................................                  112                    95
     FDIC insurance expense .............................................................                  398                    70
     Debit card transaction expenses ....................................................                  100                   113
     Other expense ......................................................................                  521                   410
                                                                                                       -------               -------
         Total other expenses ...........................................................                2,485                 2,097
                                                                                                       -------               -------
Income before income taxes ..............................................................                  224                   507
Income tax expense ......................................................................                   17                    93
                                                                                                       -------               -------
Net income ..............................................................................                  207                   414
Deductions for amounts not available to common shareholders:
     Dividends declared or accumulated on preferred stock ...............................                  (59)                    -
                                                                                                       -------               -------
Net income available to common shareholders .............................................              $   148               $   414
                                                                                                       =======               =======
Per common share*
     Net income .........................................................................              $  0.04               $  0.11
     Net income, assuming dilution ......................................................                 0.04                  0.11

-------
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2009. See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                 (Unaudited)
                                                                                                              Accumulated
                                             Shares of                             Additional                    Other
                                              Common       Preferred      Common     Paid-in       Retained  Comprehensive
                                               Stock         Stock         Stock     Capital       Earnings   Income (Loss)  Total
                                               -----         -----         -----     -------       --------   -------------  -----
                                                                          (Dollars in thousands)

Balance, January 1, 2009 ..............      3,564,279      $      -      $ 37,084   $    748      $  1,769    $    327    $ 39,928
                                                                                                                           --------
Comprehensive income:
   Net income .........................              -             -             -          -           414           -         414
                                                                                                                           --------
   Unrealized holding gains and losses
     on available-for-sale securities
     arising during the period, net of
     income taxes of $23 ..............              -             -             -          -             -         (40)        (40)
                                                                                                                           --------
       Total other comprehensive income                                                                                         (40)
                                                                                                                           --------
         Total comprehensive income ...                                                                                         374
                                                                                                                           --------
Exercise of employee stock options ....         45,532             -           486          -             -           -         486
                                             ---------      --------      --------   --------      --------    --------    --------
Balance, March 31, 2009 ...............      3,609,811      $      -      $ 37,570   $    748      $  2,183    $    287    $ 40,788
                                             =========      ========      ========   ========      ========    ========    ========



Balance, January 1, 2010 ..............      3,782,415      $  3,126      $ 38,923   $    748      $  1,434    $    587    $ 44,818
                                                                                                                           --------
Comprehensive income:
   Net income .........................              -             -             -          -           207           -         207
                                                                                                                           --------
   Unrealized holding gains and losses
     on available-for-sale securities
     arising during the period, net of
     income taxes of $487 .............              -             -             -          -             -         871         871
                                                                                                                           --------
       Total other comprehensive income                                                                                         871
                                                                                                                           --------
         Total comprehensive income ...                                                                                       1,078
                                                                                                                           --------
Dividends paid on preferred stock .....              -             -             -          -           (39)          -         (39)
                                                                                                                           --------
Exercise of employee stock options ....          1,744             -            17          -             -           -          17
                                             ---------      --------      --------   --------      --------    --------    --------
Balance, March 31, 2010 ...............      3,784,159      $  3,126      $ 38,940   $    748      $  1,602    $  1,458    $ 45,874
                                             =========      ========      ========   ========      ========    ========    ========















See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                           2010              2009
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    207           $    414
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................             1,125                750
            Depreciation .....................................................................                97                112
            Amortization of net loan fees and costs ..........................................               (13)                 8
            Securities accretion and premium amortization ....................................               294                228
            Gain on sale of foreclosed assets ................................................                (2)                 -
            Increase in cash surrender value of bank-owned life insurance ....................               (92)               (91)
            (Increase) decrease in interest receivable .......................................              (628)                17
            Increase in interest payable .....................................................               553                869
            Decrease in prepaid expenses and other assets ....................................               482                 58
            Increase in other accrued expenses ...............................................               173                217
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,196              2,582
                                                                                                        --------           --------

Investing activities
     Purchases of available-for-sale securities ..............................................           (47,927)           (72,212)
     Maturities, calls and paydowns of securities available-for-sale .........................            26,289             35,645
     Maturities, calls and paydowns of securities held-to-maturity ...........................               678                709
     Proceeds of sales of available-for-sale securities ......................................                 -              2,043
     Purchases of other investments ..........................................................                 -               (125)
     Disposals of other investments ..........................................................                 -                  5
     Net increase in loans made to customers .................................................            (1,491)            (6,150)
     Purchases of premises and equipment .....................................................               (15)              (134)
     Additional investment in foreclosed assets ..............................................               (29)              (209)
     Proceeds of sale of foreclosed assets ...................................................               177                 30
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (22,318)           (40,398)
                                                                                                        --------           --------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...................................             1,629              3,117
     Net increase in certificates of deposit and other
         time deposits .......................................................................            31,494              4,027
     Cash paid in lieu of issuing fractional common shares ...................................                 -                 (3)
     Cash dividends paid on preferred stock ..................................................               (39)                 -
     Exercise of employee stock options ......................................................                17                486
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            33,101              7,627
                                                                                                        --------           --------
Increase (decrease) in cash and cash equivalents .............................................            12,979            (30,189)
Cash and cash equivalents, beginning .........................................................            47,483             40,966
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 60,462           $ 10,777
                                                                                                        ========           ========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued
                                                               (Unaudited)
                                                            Three Months Ended
                                                                March 31,
                                                           2010           2009
                                                           ----           ----
                                                          (Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest .....................................   $ 1,675     $ 2,131
         Income taxes .................................         -           -
     Net transfers from loans to foreclosed assets ....       255         187
     Noncash investing and financing activities:
         Other comprehensive income (loss) ............       871         (40)

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share)

Accounting Policies - A summary of significant accounting policies is included in Community First Bancorporation's (the "Company," "our," "we," "us," and similar references) Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Certain amounts in the 2009 financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or retained earnings for any period.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Investment Securities - The following table presents information about amortized cost, unrealized gains, unrealized losses, and estimated fair values of securities:

                                                             March 31, 2010                          December 31, 2009
                                                             --------------                          -----------------
                                                            Gross      Gross                           Gross      Gross
                                                         Unrealized Unrealized Estimated            Unrealized Unrealized  Estimated
                                              Amortized    Holding   Holding     Fair      Amortized  Holding    Holding     Fair
                                                 Cost       Gains     Losses     Value       Cost      Gains      Losses     Value
                                                 ----       -----     ------     -----       ----      -----      ------     -----
                                                                                  (Dollars in thousands)
Available-for-sale
Mortgage-backed securities
     issued by US Government agencies ......   $  1,354   $     67   $      -   $  1,421   $  1,426   $     49   $      -   $  1,475
Government sponsored
     enterprises (GSEs) ....................    111,321        898        144    112,075     87,143        643        823     86,963
Mortgage-backed securities
     issued by GSEs ........................     29,955      1,299          1     31,253     32,707      1,005         10     33,702
State, county and municipal ................     19,508        290        134     19,664     19,517        241        188     19,570
                                               --------   --------   --------   --------   --------   --------   --------   --------
           Total ...........................   $162,138   $  2,554   $    279   $164,413   $140,793   $  1,938   $  1,021   $141,710
                                               ========   ========   ========   ========   ========   ========   ========   ========

Held-to-maturity
Mortgage-backed securities
     issued by US Government agencies ......   $      -   $      -   $      -   $      -   $      -   $      -   $      -   $      -
Government sponsored
     enterprises ...........................          -          -          -          -          -          -          -          -
Mortgage-backed securities
     issued by GSEs ........................      8,345        532          -      8,877      9,024        452          -      9,476
State, county and municipal ................          -          -          -          -          -          -          -          -
                                               --------   --------   --------   --------   --------   --------   --------   --------
           Total ...........................   $  8,345   $    532   $      -   $  8,877   $  9,024   $    452   $      -   $  9,476
                                               ========   ========   ========   ========   ========   ========   ========   ========

The amortized cost and estimated fair value of securities by contractual maturity are shown below:

                                                                                   March 31, 2010
                                                                                   --------------
                                                                            Due after one  Due after five
                                                             Due within one  through five    through ten   Due after ten
Available-for-sale at fair value                                  year           years          years          years         Total
                                                                  ----           -----          -----          -----         -----
                                                                                (Dollars in thousands)
Non-mortgage-backed securities issued by GSEs .........         $  1,508       $ 26,092       $ 37,010       $ 47,465       $112,075
State, county and municpal issuers ....................              301          1,230          2,437         15,696         19,664
                                                                --------       --------       --------       --------       --------
                                                                   1,809         27,322         39,447         63,161        131,739
Mortgage-backed securities issued by:
     US Government agencies ...........................                                                                        1,421
     GSEs .............................................                                                                       31,253
                                                                                                                            --------
        Total available-for-sale ......................                                                                     $164,413
                                                                                                                            ========

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
     GSEs .............................................                                                                     $  8,345
                                                                                                                            --------
        Total held-to-maturity ........................                                                                     $  8,345
                                                                                                                            ========

                                                                                 December 31, 2009
                                                                                 -----------------
                                                                            Due after one  Due after five
                                                             Due within one  through five    through ten   Due after ten
Available-for-sale at fair value                                  year           years          years          years         Total
                                                                  ----           -----          -----          -----         -----
                                                                                (Dollars in thousands)
Non-mortgage-backed securities issued by GSEs .........         $  1,520       $ 10,032        $ 32,832       $ 42,579      $ 86,963
State, county and municpal issuers ....................              301          1,000           2,656         15,613        19,570
                                                                --------       --------        --------       --------      --------
                                                                   1,821         11,032          35,488         58,192       106,533
Mortgage-backed securities issued by:
     US Government agencies ...........................                                                                        1,475
     GSEs .............................................                                                                       33,702
                                                                                                                            --------
        Total available-for-sale ......................                                                                     $141,710
                                                                                                                            ========

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
     GSEs .............................................                                                                     $  9,024
                                                                                                                            --------
        Total held-to-maturity ........................                                                                     $  9,024
                                                                                                                            ========

The estimated fair values and gross unrealized losses of all of the Company's investment securities whose fair values were less than amortized cost as of March 31, 2010 which had not been determined to be other-than-temporarily impaired are presented below. The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date. The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

                                                                                 March 31, 2010
                                                                                 --------------
                                                            Continuously in Unrealized Loss Position for a Period of
                                                            --------------------------------------------------------
                                                     Less than 12 Months          12 Months or more                  Total
                                                     -------------------          -----------------                  -----
                                                  Estimated       Unrealized   Estimated    Unrealized    Estimated       Unrealized
                                                 Fair Value         Loss       Fair Value      Loss       Fair Value        Loss
                                                 ----------         ----       ----------      ----       ----------        ----
                                                                                     (Dollars in thousands)
Available-for-sale
US Government agencies .....................      $     -         $     -       $     -      $     -        $     -         $     -
Government-sponsored
  enterprises (GSEs) .......................       26,494             144             -            -         26,494             144
Mortgage-backed securities
  issued by GSEs ...........................          450               1             -            -            450               1
State, county and
  municipal securities .....................        4,152             134             -            -          4,152             134
                                                  -------         -------       -------      -------        -------         -------
                  Total ....................      $31,096         $   279       $     -      $     -        $31,096         $   279
                                                  =======         =======       =======      =======        =======         =======

Held-to-maturity
GSEs .......................................      $     -         $     -       $     -      $     -        $     -         $     -
                                                  -------         -------       -------      -------        -------         -------
                  Total ....................      $     -         $     -       $     -      $     -        $     -         $     -
                                                  =======         =======       =======      =======        =======         =======

                                                                               December 31, 2009
                                                                               -----------------
                                                            Continuously in Unrealized Loss Position for a Period of
                                                            --------------------------------------------------------
                                                     Less than 12 Months          12 Months or more                  Total
                                                     -------------------          -----------------                  -----
                                                  Estimated       Unrealized   Estimated    Unrealized    Estimated       Unrealized
                                                 Fair Value         Loss       Fair Value      Loss       Fair Value        Loss
                                                 ----------         ----       ----------      ----       ----------        ----
                                                                                     (Dollars in thousands)
Available-for-sale
GSEs .......................................     $40,430         $   823       $     -       $     -         $40,430         $   823
Mortgage-backed securities
  issued by GSEs ...........................       2,811              10             -             -           2,811              10
State, county and
  municipal securities .....................       6,220             188             -             -           6,220             188
                                                 -------         -------       -------       -------         -------         -------
                  Total ....................     $49,461         $ 1,021       $     -       $     -         $49,461         $ 1,021
                                                 =======         =======       =======       =======         =======         =======

Held-to-maturity
GSEs .......................................     $     -         $     -       $     -       $     -         $     -         $     -
                                                 -------         -------       -------       -------         -------         -------
                                                 $     -         $     -       $     -       $     -         $     -         $     -
                                                 =======         =======       =======       =======         =======         =======

As of March 31, 2010, 33 securities had been continuously in an unrealized loss position for less than 12 months and no securities had been continuously in an unrealized loss position for 12 months or more. We do not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of government-sponsored enterprises and state, county and municipal government issuers. We also believe that the impairments resulted from current credit market conditions. There have been no defaults or failures by any of the issuers to remit periodic interest payments as required, nor are we aware that any such issuer has given notice that it expects it will be unable to make any such future payment according to the terms of its bond agreement. Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold those investments until a recovery of fair value, including until maturity. Furthermore, we do not believe that we will be required to sell any such securities prior to recovery of the unrealized losses. Substantially all of the state, county and municipal securities were rated at least "investment grade" by either S&P or Moody's, or both, as of March 31, 2010.

Our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time. These securities are carried in the "other investments" category in the Consolidated Balance Sheets. Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the Company's subsidiary. We evaluate this security for impairment based on the probability of ultimate recovery of the acquisition cost. No impairment has been recognized based on this evaluation.

During the first three months of 2010, we did not sell any securities, nor were there any transfers of available-for-sale securities to other categories.

Nonperforming Loans - As of March 31, 2010, there were $16,445 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Common Share - Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. All 2009 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 15, 2009. Net income per common share and net income per common share, assuming dilution, were computed as follows:

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                      2010                  2009
                                                                                                      ----                  ----
                                                                                                        (Dollars in thousands,
                                                                                                      except per share amounts)

Net income per common share, basic
  Numerator - net income available to common shareholders .............................             $     148             $      414
                                                                                                    =========             ==========
  Denominator
    Weighted average common shares issued and outstanding .............................             3,783,287              3,763,879
                                                                                                    =========             ==========
               Net income per common share, basic .....................................             $     .04             $      .11
                                                                                                    =========             ==========

Net income per common share, assuming dilution
    Numerator - net income available to common shareholders ...........................             $     148             $      414
                                                                                                    =========             ==========
Denominator
    Weighted average common shares issued and outstanding .............................             3,783,287              3,763,879
    Effect of dilutive stock options ..................................................                     -                      -
                                                                                                    ---------             ----------
               Total shares ...........................................................             3,783,287              3,763,879
                                                                                                    =========             ==========
               Net income per common share, assuming dilution .........................             $     .04             $      .11
                                                                                                    =========             ==========

Stock-Based Compensation - Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan. A total of 362,267 unexpired and non-forfeited options outstanding under the plan remain exercisable until their expiration dates.


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

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a recurring basis:

                                                                                   Fair Value Measurement at Reporting Date Using
                                                                                   ----------------------------------------------
                                                                                  Quoted Prices
                                                                                   in Active        Significant
                                                                                  Markets for          Other         Significant
                                                                                   Identical        Observable       Unobservable
                                                                                     Assets           Inputs            Inputs
Description                                                    March 31, 2010       (Level 1)         (Level 2)        (Level 3)
-----------                                                    --------------       ---------         ---------        ---------
Securities available-for-sale                                                         (Dollars in thousands)
Mortgage-backed securities
  issued by US Government agencies ........................        $  1,421        $         -        $  1,421        $         -
Government sponsored enterprises (GSEs) ...................         112,075                  -         112,075                  -
Mortgage-backed securities issued by GSEs .................          31,253                  -          31,253                  -
State, county and municipal ...............................          19,664                  -          19,664                  -
                                                                   --------        -----------        --------        -----------
    Total securities available-for-sale ...................        $164,413        $         -        $164,413        $         -
                                                                   ========        ===========        ========        ===========

                                                                                   Fair Value Measurement at Reporting Date Using
                                                                                   ----------------------------------------------
                                                                                  Quoted Prices
                                                                                   in Active        Significant
                                                                                  Markets for          Other         Significant
                                                                                   Identical        Observable       Unobservable
                                                                                     Assets           Inputs            Inputs
Description                                                  December 31, 2009      (Level 1)         (Level 2)        (Level 3)
-----------                                                  -----------------      ---------         ---------        ---------
                                                                                      (Dollars in thousands)
Securities available-for-sale ............................         $141,710        $        -         $141,710          $      -


Level 2 inputs for our securities available-for-sale are obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities. Not all of the inputs listed apply to each individual security at each measurement date. The independent third party assigns specific securities into an "asset class" for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities. At March 31, 2010, those securities were valued using Level 2 inputs, as described above.

The following is a summary of the measurement attributes applicable to assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2010 and the twelve month period ended December 31, 2009 and which remained outstanding at the end of each period:

                                                                                   Fair Value Measurement at Reporting Date Using
                                                                                   ----------------------------------------------
                                                                                  Quoted Prices
                                                                                   in Active        Significant
                                                                                  Markets for          Other         Significant
                                                                                   Identical        Observable       Unobservable
                                                                                     Assets           Inputs            Inputs
Description                                                    March 31, 2010       (Level 1)         (Level 2)        (Level 3)
-----------                                                    --------------       ---------         ---------        ---------
                                                                                       (Dollars in thousands)
Collateral-dependent impaired loans ...................             $2,006           $      -         $2,006           $       -

Gains and (losses) recognized during the three months ended:

                                           March 31, 2010
                                           --------------
                                         (Dollars in thousands)
Collateral-dependent impaired loans ....        $ (301)

                                                                                   Fair Value Measurement at Reporting Date Using
                                                                                   ----------------------------------------------
                                                                                  Quoted Prices
                                                                                   in Active        Significant
                                                                                  Markets for          Other         Significant
                                                                                   Identical        Observable       Unobservable
                                                                                     Assets           Inputs            Inputs
Description                                                 December 31, 2009       (Level 1)         (Level 2)        (Level 3)
-----------                                                    --------------       ---------         ---------        ---------
                                                                                    (Dollars in thousands)
Collateral-dependent impaired loans .................          $11,219              $       -          $11,219         $        -
Foreclosed assets ...................................            6,078                      -            6,078                  -


The fair value measurements shown above were made to reduce cost-based measurements to fair value measurements at initial recognition, or to adjust fair value based measurements subsequent to initial recognition, due to changes in the circumstances of individual assets during the period. For collateral-dependent impaired loans, the measurements reflect our belief that we will receive repayment solely from the liquidation of the underlying collateral. As a practical expedient, such loans may be valued by comparing the fair value of the collateral securing the loan with the loan's carrying value. If the carrying value exceeds the fair value of the collateral, the excess is charged to the allowance for loan losses. If the fair value of the collateral exceeds the loan's carrying amount, no adjustment is made, the loan continues to be carried at historical cost, and the loan is not included in the table.

The value of other real estate obtained through loan foreclosure is adjusted, if needed, upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal less the estimated costs to sell. Similarly, the fair value of repossessions is measured by reference to dealers' quotes or other market information believed to reliably reflect the value of the specific property held. Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition. Losses recognized when loans are initially transferred to or otherwise included in any of the categories shown above are reported as loan losses. Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other income or other expenses, as applicable.

The following table presents the carrying amounts and fair values of our financial instruments:

                                                                              March 31, 2010                 December 31, 2009
                                                                              --------------                 -----------------
                                                                         Carrying       Estimated        Carrying        Estimated
                                                                         Amount         Fair Value       Amount          Fair Value
                                                                         ------         ----------       ------          ----------
                                                                                          (Dollars in thousands)
Financial assets
   Cash and due from banks .................................          $  2,060          $  2,060          $  1,463          $  1,463
   Interest bearing deposits due from banks ................            58,402            58,402            46,020            46,020
   Securities available-for-sale ...........................           164,413           164,413           141,710           141,710
   Securities held-to-maturity .............................             8,345             8,877             9,024             9,476
   Federal Home Loan Bank stock ............................             1,307             1,307             1,307             1,307
   Loans - net .............................................           261,320           262,430           261,196           262,308
   Accrued interest receivable .............................             3,052             3,052             2,424             2,424
Financial liabilities
   Deposits ................................................           469,771           469,404           436,648           436,444
   Accrued interest payable ................................             2,596             2,596             2,043             2,043
   Long-term debt ..........................................             8,000             8,005             8,000             8,005

The following is a summary of the notional or contractual amounts and estimated fair values of our off-balance-sheet financial instruments:

                                                                           March 31, 2010                    December 31, 2009
                                                                           --------------                    -----------------
                                                                      Notional/       Estimated            Notional/       Estimated
                                                                      Contract          Fair               Contract          Fair
                                                                       Amount           Value               Amount           Value
                                                                       ------           -----               ------           -----
                                                                                       (Dollars in thousands)
Off-balance sheet commitments
  Loan commitments .....................................              $27,775          $     -              $28,527         $     -
  Standby letters of credit ............................                  823                -                  873               -

New Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board ("FASB") updated Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures," to require enhanced fair value disclosures. Specifically, we are or will be required to provide additional information about fair values and fair value measurements as follows: (1) We must provide a description of the reasons for, and the amounts of, significant transfers in and out of Level 1 or Level 2 fair value measurements, and (2) for fair value measurements using significant unobservable (Level 3) inputs, we will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). The update requires that we expand our fair value measurement disclosures to provide information for each class of assets and liabilities. Classes are described as subsets of line items that appear in our Consolidated Balance Sheets. The update further requires that we provide additional disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements when the measurement bases are either Level 2 or Level 3 inputs. The requirements relative to presenting information about purchases, sales, issuances and settlements of fair value measurements using Level 3 inputs, will be effective for interim and annual periods of fiscal years beginning after December 15, 2010. The other enhanced disclosures are required to be presented in interim and annual periods beginning after December 15, 2009.


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

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth and disruptions in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors about the safety of their deposits;
          o    capital adequacy;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o    ability to weather the current economic downturn;
          o    loss of consumer or investor confidence;
          o    availability of liquidity sources;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in the requirements of regulatory authorities;
          o    changes in accounting policies, rules and practices;
          o cost and difficulty of implementing changes in technology and products;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         All forward-looking statements are expressly qualified in their entirety by this cautionary notice. We have no obligation, and do not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations
(Dollar amounts, except per share data, are in thousands)


Changes in Financial Condition

         During the first three months of 2010, our deposits increased by $33,123, or 7.6%. We invested those funds primarily in available-for-sale investment securities and liquid interest-earning accounts with other banks. Market interest rates continue to be low and the yields we are realizing from recent purchases of investment securities generally are lower than those we realized from the securities held previously. We lengthened the maturity structure of the recently purchased investments in order to obtain better yields but also increased short-term investments in other banks to provide us with the ability to reposition the portfolio in the event that interest rates begin to rise in the future. Similarly, the lower interest rates paid on deposits in the 2010 period allowed us to decrease the overall rate on our interest-bearing deposits compared with the same period last year. Meanwhile, loan demand continues to be weak in our market areas. Loans outstanding increased by only

$256 during the first three months of 2010. Credit quality also continues to present problems. Net loan charge-offs in the first quarter of 2010 totaled $993 compared with $755 for the 2009 three-month period.

Results of Operations

         We recorded consolidated net income of $207 for the first three months of 2010 compared with $414 for the same period of 2009. After deducting amounts applicable to preferred stock and not available to common shareholders, net income per common share was $.04 for the first three months of 2010 compared with $.11 per common share for the first quarter of 2009. Net income per common share, assuming dilution was $.04 for the 2010 three months and $.11 for the 2009 period. Net income per common share amounts for 2009 have been retroactively adjusted to reflect a five percent stock dividend effective December 15, 2009.

                                                                                         Summary Income Statement
                                                                                         ------------------------
                                                                                          (Dollars in thousands)
                                                                                                             Dollar       Percentage
For the Three Months Ended March 31,                                       2010              2009            Change         Change
                                                                           ----              ----            ------         ------
Interest income ...............................................          $ 5,526           $ 5,783          $  (257)         -4.4%
Interest expense ..............................................            2,228             3,000             (772)        -25.7%
                                                                         -------           -------           ------
Net interest income ...........................................            3,298             2,783              515          18.5%
Provision for loan losses .....................................            1,125               750              375          50.0%
Noninterest income ............................................              536               571              (35)         -6.1%
Noninterest expenses ..........................................            2,485             2,097              388          18.5%
Income tax expense ............................................               17                93              (76)        -81.7%
                                                                         -------           -------           ------
Net income ....................................................              207               414             (207)        -50.0%
Preferred stock dividends paid or accumulated .................              (59)                -              (59)           NA
                                                                         -------           -------           ------
Net income available to common shareholders ...................          $   148           $   414          $  (266)        -64.3%
                                                                         =======           =======           ======

Net Interest Income

         Net interest income is the principal source of our earnings. For the first quarter of 2010, net interest income totaled $3,298, an increase of $515 or 18.5% over the amount for the same period of 2009. The yield on interest earning assets decreased to 4.51% for the 2010 period, compared with 5.05% for the 2009 period, and the average rates paid for interest bearing liabilities were 2.09% and 3.02%, respectively. We reduced the average cost of interest bearing time deposits in the 2010 three-month period to 2.50% compared with 3.71% for the same period of 2009. As a result, the average interest rate spread for the 2010 period was 39 basis points higher than for the 2009 period and net yield on earning assets increased to 2.69% in the 2010 period from 2.43% for the 2009 period.

         Average loans in the 2010 period were $266,325, a decrease of $6,054, or 2.2%, from the amount for the same period of 2009. This volume decrease more than offset a 7 basis point increase in the yield earned on loans and interest income on loans decreased to $4,004 for the 2010 period from $4,049 for the 2009 period. Management estimates that approximately $220 of previously accrued interest income related to nonaccrual loans was reversed against income during the 2010 period.

         Average taxable securities for the 2010 quarter were $1,586 more than for the same period of 2009. A 68 basis point reduction in the rate earned on such securities led to the $221 reduction in income from such securities for the 2010 period.

         As mentioned previously, yields on other short-term investments such as interest-bearing deposits due from banks and federal funds sold were extremely low in both the 2010 and the 2009 periods. The Company did not sell federal funds during the first quarter of 2010 and the yield on such instruments during the 2009 quarter resulted in a yield of only .15%. Despite their current low earning potential, we believe that it is prudent at this time to maintain relatively large amounts of such assets that can be shifted into other categories of earning assets when it is advantageous to do so.

         Interest rates paid for interest-bearing deposits decreased to 2.06% for the 2010 period, compared with 3.00% for the 2009 period due to our response to prevailing lower rates generally. The majority of our time deposit accounts are issued with original maturities of 12 months or less. Consequently, the rates we pay for such deposits generally follow the trends of overall market rates.

                                                                                 Average Balances, Yields and Rates
                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                             2010                                     2009
                                                                             ----                                     ----
                                                                           Interest                                 Interest
                                                         Average      Income/     Yields/         Average      Income/     Yields/
                                                         Balances     Expense      Rates (1)      Balances     Expense    Rates (1)
                                                         --------     -------      ---------      --------     -------    ---------
                                                                                   (Dollars in thousands)
Assets
Interest-bearing deposits due from banks ............    $   68,712     $    38       0.22%       $   21,975     $    16       0.30%
Securities
     Taxable ........................................       141,520       1,285       3.68%          139,934       1,506       4.36%
     Tax exempt (2) .................................        19,514         199       4.14%           20,488         209       4.14%
                                                         ----------     -------                   ----------     -------
         Total investment securities ................       161,034       1,484       3.74%          160,422       1,715       4.34%
Other investments ...................................         1,307           -       0.00%            1,221           -       0.00%
Federal funds sold ..................................             -           -       0.00%            8,034           3       0.15%
Loans (2) (3) (4) ...................................       266,325       4,004       6.10%          272,379       4,049       6.03%
                                                         ----------     -------                   ----------     -------
         Total interest earning assets ..............       497,378       5,526       4.51%          464,031       5,783       5.05%
Cash and due from banks .............................         1,987                                    8,568
Allowance for loan losses ...........................        (5,969)                                  (5,419)
Unrealized securities gains (losses) ................         1,610                                    1,414
Premises and equipment ..............................         8,563                                    8,766
Other assets ........................................        23,418                                   14,095
                                                         ----------                               ----------
         Total assets ...............................    $  526,987                               $  491,455
                                                         ==========                               ==========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ..........    $   56,450     $    84       0.60%       $   59,355     $    98       0.67%
     Savings ........................................        36,235          27       0.30%           29,076          23       0.32%
     Time deposits $100M and over ...................       141,530         733       2.10%          135,504       1,093       3.27%
     Other time deposits ............................       189,113       1,308       2.81%          169,246       1,695       4.06%
                                                         ----------     -------                   ----------     -------
         Total interest bearing
           deposits .................................       423,328       2,152       2.06%          393,181       2,909       3.00%
Long-term debt ......................................         8,000          76       3.85%            9,500          91       3.88%
                                                         ----------     -------                   ----------     -------
         Total interest bearing
           liabilities ..............................       431,328       2,228       2.09%          402,681       3,000       3.02%
Noninterest bearing demand deposits .................        46,419                                   44,192
Other liabilities ...................................         4,036                                    4,004
Shareholders' equity ................................        45,204                                   40,578
                                                         ----------                               ----------
Total liabilities and shareholders'
     equity .........................................    $  526,987                               $  491,455
                                                         ==========                               ==========
Interest rate spread ................................                                 2.42%                                    2.03%
Net interest income and net yield
     on earning assets ..............................                   $ 3,298       2.69%                      $ 2,783       2.43%
Interest free funds supporting earning
     assets .........................................     $ 66,050                                $  61,350

-----------------------------------------

(1)  Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4)  Includes immaterial amounts of loan fees.

         We continue to pursue strategies that we believe will increase our market share in our local market areas in Anderson and Oconee Counties of South Carolina. We serve Oconee County from four offices which are located in Seneca, Walhalla and Westminster and the Anderson County market is served from offices in Anderson and Williamston.

Provision and Allowance for Loan Losses

         We provided $1,125 and $750 for loan losses in the first quarters of 2010 and 2009, respectively. As of March 31, 2010, the allowance for loan losses was 2.31% of loans compared with 2.26% of loans at December 31, 2009 and 1.98% as of March 31, 2009. During the 2010 three month period, net charge-offs totaled $993, compared with $755 in net charge offs during the same period of 2009. As of March 31, 2010, nonaccrual loans totaled $16,445 and there were no loans 90 days or more past due and still accruing interest. Approximately 82% of those nonaccrual loans were secured by real estate. As of March 31, 2009, nonaccrual loans totaled $14,634 and there were no loans 90 days or more past due and still accruing interest. The activity in the allowance for loan losses is summarized in the table below:

                                                                            Three Months                               Three Months
                                                                                Ended              Year Ended             Ended
                                                                              March 31,            December 31,         March 31,
                                                                                2010                   2009                2009
                                                                                ----                   ----                ----
                                                                                              (Dollars in thousands)
Allowance at beginning of period .................................           $   6,052             $   5,475             $   5,475
Provision for loan losses ........................................               1,125                 4,355                   750
Net charge-offs ..................................................                (993)               (3,778)                 (755)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   6,184             $   6,052             $   5,470
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
    at period end ................................................                2.31%                 2.26%                 1.98%
Loans at end of period ...........................................           $ 267,504             $ 267,248             $ 275,613
                                                                             =========             =========             =========

Non-Performing and Potential Problem Loans

                                                          90 Days or
                                                        More Past Due        Total        Percentage                      Percentage
                                        Non-accrual       and Still      Non-Performing    of Total        Potential       of Total
                                           Loans           Accruing          Loans          Loans        Problem Loans       Loans
                                           -----           --------          -----          -----        -------------       -----
                                                                               (Dollars in thousands)
January 1, 2009 ....................     $ 11,799         $      -         $ 11,799         4.36%            $ 6,910         2.56%
Net change .........................        2,835                -            2,835                            2,367
                                         --------         --------         --------                          -------
March 31, 2009 .....................       14,634                -           14,634         5.31%              9,277         3.37%
Net change .........................        2,882                -            2,882                           (1,511)
                                         --------         --------         --------                          -------
June 30, 2009 ......................       17,516                -           17,516         6.41%              7,766         2.84%
Net change .........................       (2,632)               -           (2,632)                           3,490
                                         --------         --------         --------                          -------
September 30, 2009 .................       14,884                -           14,884         5.52%             11,256         4.17%
Net change .........................       (1,014)               -           (1,014)                          (3,951)
                                         --------         --------         --------                          -------
December 31, 2009 ..................       13,870                -           13,870         5.19%              7,305         2.73%
Net change .........................        2,575                -            2,575                           (3,844)
                                         --------         --------         --------                          -------
March 31, 2010 .....................     $ 16,445         $      -         $ 16,445         6.15%            $ 3,461         1.29%
                                         ========         ========         ========                          =======


         Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms. However, the amount of potential problem loans does not reflect management's expectations of losses, if any, that may be realized from those loans. As of March 31, 2010, approximately 90% of the dollar amount of potential problem loans had real estate as collateral, 9% had vehicles and other items as collateral, and approximately 1% represented unsecured loans.

         South Carolina's 12.2% unemployment rate was the sixth highest rate of unemployment of the 50 states as of March 31, 2010 compared with 11.4% for March 2009. The unemployment rates for Oconee and Anderson Counties were each approximately 13% for March 2010 compared with 14% and 12%, respectively, for March 31, 2009. Worsening of this condition or a prolonged period at or near current levels, significant increases in prices for fuel and food, continuing declines in the values of homes and other real properties, declining demand for products manufactured locally, and other events could continue to have adverse effects on those areas and potentially lead to further deterioration of the abilities of our loan customers to repay their debts. These events could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Noninterest Income

         Noninterest income was $536 for the first quarter of 2010, compared with $571 for the first quarter of 2009. Service charges on deposit accounts in the 2010 period were $301 representing a decrease of $22 from the prior year period. Debit card transaction fees for the 2010 period decreased by $4 from the 2009 amount. Other income for the 2010 period was $7 less than for the 2009 period. These decreases are the result of lower volumes of chargeable account activity by our customers.

Noninterest Expenses

         Noninterest expenses were $2,485 for the first quarter of 2010, compared with $2,097 for the first quarter of 2009, representing an increase of $388 or 18.5%. Salaries and employee benefits decreased by $62, or 5.2%, to $1,119. We have chosen not to hire replacements for some departing employees until general economic conditions begin to improve.

         FDIC insurance expense increased to $398 for the 2010 period from $70 for the 2009 period due to significant changes in the FDIC's assessment bases and the rates applied. Expenses related to FDIC insurance have increased in recent periods due to a higher assessment base, increases in the assessment rate, and special assessments imposed by the Federal Deposit Insurance Corporation. We believe that future deposit insurance expenses will be higher than we experienced previously.

         Income tax expense for the first quarter of 2010 decreased by $76 from the amount for the same period of 2009 due to lower net income before income taxes and proportionally higher amounts of tax-exempt investment income. Tax-exempt interest income was 88.8% of income before income taxes in the 2010 period compared with 41.2% of income before income taxes for the 2009 period.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. We manage both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale provide our principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions to a significant extent. Individual and commercial deposits are the primary sources of funds for our credit activities. We also have significant amounts of credit availability under our FHLB lines of credit.

         As of March 31, 2010, the ratio of loans to total deposits was 56.9%, compared with 61.2% as of December 31, 2009. Total deposits as of March 31, 2010 were $469,771, an increase of $33,123 or 7.6% over the amount as of December 31, 2009. Management believes that we have liquidity sources sufficient to meet our operating needs.

Capital Resources

         Our capital base has increased by $1,056 since December 31, 2009 as the result of net income of $207 for the first three months of 2010, plus an $871 change in net unrealized gains on available-for-sale securities, net of deferred income tax effects, and $17 from the exercise of employee stock options, less $39 cash dividends paid on our preferred stock.

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

         The March 31, 2010 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" (Bank only) and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                               Tier 1      Capital     Leverage
                                               ------      -------     --------
Community First Bancorporation ............     14.2%       15.4%        8.5%
Community First Bank ......................     12.6%       13.9%        7.5%
Minimum "well-capitalized" requirement ....      6.0%       10.0%        5.0%
Minimum requirement .......................      4.0%        8.0%        4.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                 March 31, 2010
                                                  (Dollars in
                                                  thousands)
                                                  ----------
Loan commitments ..............................     $ 27,775
Standby letters of credit .....................          823

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements. The Bank receives fees for loan commitments and standby letters of credit. The amount of such fees was not material for the three months ended March 31, 2010.

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

May 14, 2010                        /s/ Frederick D. Shepherd, Jr.
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