Form 10-Q
period 2010-06-30
COMMUNITY FIRST BANCORP
filed 2010-08-16
CIK 1047446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010                                                                                               Commission File No. 000-29640

COMMUNITY FIRST BANCORPORATION
___________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

South Carolina	58-2322486
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

449 HIGHWAY 123 BYPASS
SENECA, SOUTH CAROLINA  29678
___________________________________________________________________________________________________
(Address of principal executive offices, zip code)

(864) 886-0206
___________________________________________________________________________________________________
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ]                                                      Accelerated filer                  [    ]

Non-accelerated filer   [    ]                                                      Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, no par or stated value,  3,784,159 Shares Outstanding on August 2, 2010

COMMUNITY FIRST BANCORPORATION

FORM 10-Q

Index

PART I –                      FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and due from banks	$2,134	$1,463
Interest bearing balances due from banks	42,353	46,020
Cash and cash equivalents	44,487	47,483
Securities available-for-sale	180,170	141,710
Securities held-to-maturity (fair value $8,373 for 2010
and $9,476 for 2009)	7,770	9,024
Other investments	1,307	1,307
Loans	265,349	267,248
Allowance for loan losses	(6,427)	(6,052)
Loans - net	258,922	261,196
Premises and equipment - net	8,345	8,470
Accrued interest receivable	2,851	2,424
Foreclosed assets	7,139	6,078
Bank-owned life insurance	9,471	9,289
Other assets	4,243	5,916
Total assets	$524,705	$492,897

Liabilities
Deposits
Noninterest bearing	$42,160	$47,067
Interest bearing	424,443	389,581
Total deposits	466,603	436,648
Accrued interest payable	3,081	2,043
Long-term debt	6,500	8,000
Other liabilities	1,700	1,388
Total liabilities	477,884	448,079

Shareholders' equity
Preferred stock - Series A - non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized;
issued and outstanding - 3,150 shares	3,126	3,126
Preferred stock - no par value; 9,995,000 shares authorized;
None issued and outstanding	-	-
Common stock - no par value; 10,000,000 shares authorized;
issued and outstanding - 3,784,159 for 2010 and
3,782,415 for 2009	38,940	38,923
Additional paid-in capital	748	748
Retained earnings	1,961	1,434
Accumulated other comprehensive income (loss)	2,046	587
Total shareholders' equity	46,821	44,818
Total liabilities and shareholders' equity	$524,705	$492,897

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income

	(Unaudited)
	Period Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
	(Dollars in thousands, except per share)

Interest income
Loans, including fees	$4,053	$4,197	$8,057	$8,246
Interest bearing balances due from banks	32	6	70	22
Securities
Taxable	1,332	1,456	2,617	2,962
Tax-exempt	197	202	396	411
Other investments	2	-	2	-
Federal funds sold	-	-	-	3
Total interest income	5,616	5,861	11,142	11,644

Interest expense
Time deposits $100M and over	746	990	1,479	2,083
Other deposits	1,436	1,757	2,855	3,573
Long-term debt	73	91	149	182
Total interest expense	2,255	2,838	4,483	5,838

Net interest income	3,361	3,023	6,659	5,806
Provision for loan losses	1,125	700	2,250	1,450
Net interest income after provision	2,236	2,323	4,409	4,356

Other income
Service charges on deposit accounts	309	348	610	671
Debit card transaction fees	214	156	350	296
Gains on sales of securities
available-for-sale	-	90	-	90
Increase in value of bank-owned
life insurance	90	91	182	183
Other income	79	67	86	83
Total other income	692	752	1,228	1,323

Other expenses
Salaries and employee benefits	1,204	1,244	2,323	2,425
Net occupancy expense	138	134	283	269
Furniture and equipment expense	96	100	186	193
Amortization of computer software	97	112	209	207
Debit card transaction expenses	123	101	223	214
Directors' fees	43	34	78	57
FDIC insurance expense	235	300	633	370
Other expense	527	401	1,013	788
Total other expenses	2,463	2,426	4,948	4,523

Income before income taxes	465	649	689	1,156
Income tax expense	66	160	83	253
Net income	399	489	606	903
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on
preferred stock	(40)	-	(99)	-
Net income available to common shareholders	$359	$489	$507	$903

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income - continued

	(Unaudited) Period Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
Per common share*
Net income	$0.09	$0.13	$0.13	$0.24
Net income, assuming dilution	0.09	0.13	0.13	0.24
__________________
* Per common share information has been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2009.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

			(Unaudited)
						Accumulated
	Shares of			Additional		Other
	Common	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
			(Dollars in thousands)

Balance, January 1, 2009	3,564,279	$-	$37,084	$748	$1,769	$327	$39,928
Comprehensive income:
Net income	-	-	-	-	903	-	903
Unrealized holding gains and losses
on available-for-sale securities
arising during the period, net of	.
income taxes of $410	-	-	-	-	-	(733)	(733)
Reclassification adjustment,
net of income tax effects of $33	-	-	-	-	-	(57)	(57)
Total other comprehensive income							(790)
Total comprehensive income							113
Exercise of employee stock options	45,532	-	486	-	-	-	486
Balance, June 30, 2009	3,609,811	$-	$37,570	$748	$2,672	$(463)	$40,527

Balance, January 1, 2010	3,782,415	$3,126	$38,923	$748	$1,434	$587	$44,818
Comprehensive income:
Net income	-	-	-	-	606	-	606
Unrealized holding gains and losses
on available-for-sale securities
arising during the period, net of	.
income taxes of $817	-	-	-	-	-	1,459	1,459
Total other comprehensive income							1,459
Total comprehensive income							2,065
Dividends paid on preferred stock	-	-	-	-	(79)	-	(79)
Exercise of employee stock options	1,744	-	17	-	-	-	17
Balance, June 30, 2010	3,784,159	$3,126	$38,940	$748	$1,961	$2,046	$46,821

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Operating activities
Net income	$606	$903
Adjustments to reconcile net income to net
cash provided by operating activities
Provision for loan losses	2,250	1,450
Depreciation	192	195
Amortization of net loan fees and costs	(21)	(59)
Securities accretion and premium amortization	661	323
Gains on sales of securities available-for-sale	-	(90)
(Gain) on sale of foreclosed assets	(8)	-
Increase in value of bank-owned life insurance	(182)	(183)
(Increase) decrease in interest receivable	(427)	248
Increase in interest payable	1,038	1,132
Decrease in prepaid expenses and other assets	856	246
Increase in other accrued expenses	312	547
Net cash provided by operating activities	5,277	4,712

Investing activities
Purchases of securities available-for-sale	(95,381)	(103,423)
Maturities, calls and paydowns of securities available-for-sale	58,537	82,930
Maturities, calls and paydowns of securities held-to-maturity	1,253	1,629
Proceeds from sales of securities available-for-sale	-	5,851
Proceeds from sales of other investments	-	38
Purchases of other investments	-	(125)
Net increase in loans made to customers	(1,440)	(5,770)
Purchases of premises and equipment	(67)	(138)
Additional investments in foreclosed assets	(29)	(239)
Proceeds of sale of foreclosed assets	461	300
Net cash used by investing activities	(36,666)	(18,947)

Financing activities
Net (decrease) increase in demand deposits, interest
bearing transaction accounts and savings accounts	(3,689)	(7,155)
Net increase in certificates of deposit and other
time deposits	33,644	5,161
Repayments of long-term debt	(1,500)	-
Cash paid in lieu of issuing fractional shares	-	(3)
Cash dividends paid on preferred stock	(79)	-
Exercise of employee stock options	17	486
Net cash provided (used) by financing activities	28,393	(1,511)
Decrease in cash and cash equivalents	(2,996)	(15,746)
Cash and cash equivalents, beginning	47,483	40,966
Cash and cash equivalents, ending	$44,487	$25,220

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued

	(Unaudited) Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for
Interest	$3,445	$4,706
Income taxes	4	8
Net transfers from loans to foreclosed assets	1,485	1,537
Noncash investing and financing activities:
Other comprehensive income (loss)	1,459	(790)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

Accounting Policies – A summary of significant accounting policies is included in Community First Bancorporation’s (the “Company,” “our,” “we,” “us,” and similar references) Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  Certain amounts in the 2009 financial statements have been reclassified to conform to the current presentation.  Such reclassifications had no effect on net income or retained earnings for any period.

Management Opinion – In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented.  Such adjustments were of a normal, recurring nature.

Investment Securities – The following table presents information about amortized cost, unrealized gains, unrealized losses, and estimated fair values of securities:

	June 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities
issued by US Government agencies	$1,271	$74	$-	$1,345
Government sponsored enterprises (GSEs)	130,261	1,488	3	131,746
Mortgage-backed securities issued by GSEs	26,716	1,492	-	28,208
State, county and municipal	18,729	253	111	18,871
Total	$176,977	$3,307	$114	$180,170

Held-to-maturity
Mortgage-backed securities
issued by US Government agencies	$-	$-	$-	$-
Government sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed securities issued by GSEs	7,770	603	-	8,373
State, county and municipal	-	-	-	-
Total	$7,770	$603	$-	$8,373

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities
issued by US Government agencies	$1,426	$49	$-	$1,475
Government sponsored enterprises (GSEs)	87,143	643	823	86,963
Mortgage-backed securities issued by GSEs	32,707	1,005	10	33,702
State, county and municipal	19,517	241	188	19,570
Total	$140,793	$1,938	$1,021	$141,710

Held-to-maturity
Mortgage-backed securities
issued by US Government agencies	$-	$-	$-	$-
Government sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed securities issued by GSEs	9,024	452	-	9,476
State, county and municipal	-	-	-	-
Total	$9,024	$452	$-	$9,476

The amortized cost and estimated fair value of securities by contractual maturity are shown below:

	June 30, 2010
Available-for-sale at fair value	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in thousands)

Non-mortgage-backed securities issued by GSEs	$-	$30,340	$58,033	$43,373	$131,746
State, county and municpal issuers	301	1,225	2,188	15,157	18,871
	301	31,565	60,221	58,530	150,617
Mortgage-backed securities issued by:
US Government agencies					1,345
GSEs					28,208
Total available-for-sale					$180,170

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$7,770
Total held-to-maturity					$7,770

	December 31, 2009
Available-for-sale at fair value	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in thousands)

Non-mortgage-backed securities issued by GSEs	$1,520	$10,032	$32,832	$42,579	$86,963
State, county and municpal issuers	301	1,000	2,656	15,613	19,570
	1,821	11,032	35,488	58,192	106,533
Mortgage-backed securities issued by:
US Government agencies					1,475
GSEs					33,702
Total available-for-sale					$141,710

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$9,024
Total held-to-maturity					$9,024

The estimated fair values and gross unrealized losses of our investment securities whose fair values were less than amortized cost as of June 30, 2010 which had not been determined to be other-than-temporarily impaired are presented below.  We evaluate all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date.  The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
US Government agencies	$-	$-	$-	$-	$-	$-
Government-sponsored
enterprises (GSEs)	6,076	3	-	-	6,076	3
Mortgage-backed securities
issued by GSEs	-	-	-	-	-	-
State, county and
municipal securities	3,587	53	870	58	4,457	111
Total	$9,663	$56	$870	$58	$10,533	$114

Held-to-maturity
GSEs	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2009
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
GSEs	$40,430	$823	$-	$-	$40,430	$823
Mortgage-backed securities
issued by GSEs	2,811	10	-	-	2,811	10
State, county and
municipal securities	6,220	188	-	-	6,220	188
Total	$49,461	$1,021	$-	$-	$49,461	$1,021

Held-to-maturity
GSEs	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

As of June 30, 2010, 13 securities had been continuously in an unrealized loss position for less than 12 months and 3 securities had been continuously in an unrealized loss position for 12 months or more.  We do not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of state, county and municipal government issuers and mortgage-backed securities issued by GSEs.  We also believe that the impairments resulted from current credit market disruptions, and note that there have been no failures by the issuers to remit periodic interest payments as required, nor are we aware that any such issuer has given notice that it expects that it will be unable to make any such future payment according to the terms of the bond indenture.  Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold those investments until a recovery of fair value, including until maturity.  Substantially all of the issuers of state, county and municipal securities were rated at least “investment grade” as of June 30, 2010.

Our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time.  Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the subsidiary.  We evaluate this security for impairment based on the probability of ultimate recoverability of the par value of the investment.  No impairment has been recognized based on this evaluation.

During the first six months of 2010, we had no sales of available-for-sale securities.  There were no transfers of available-for-sale securities to other categories in the 2010 six-month period.

Nonperforming Loans – As of June 30, 2010, there were $15,842 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share – Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options.  It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of our common stock at the average market price during the period.  All 2009 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 15, 2009.  Net income per common share and net income per share, assuming dilution, were computed as follows:

	Period Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Net income per common share, basic
Numerator - net income available to
common shareholders	$359	$489	$507	$903
Denominator
Weighted average common shares
issued and outstanding	3,784,159	3,790,302	3,783,287	3,777,163

Net income per common share, basic	$.09	$.13	$.13	$.24

Net income per common share, assuming dilution
Numerator - net income available to
common shareholders	$359	$489	$507	$903
Denominator
Weighted average common shares
issued and outstanding	3,784,159	3,790,302	3,783,287	3,777,163
Effect of dilutive stock options	-	-	-	-
Total common shares	3,784,159	3,790,302	3,783,287	3,777,163
Net income per common share,
assuming dilution	$.09	$.13	$.13	$.24

Stock-Based Compensation – Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan.  As of June 30, 2010, a total of 326,946 unexpired and non-forfeited options outstanding under the plan remain exercisable until their expiration dates.

Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.  A three-level hierarchy is used for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability as of the measurement date.  In developing estimates of the fair values of assets and liabilities, no consideration of large position discounts for financial instruments quoted in active markets is allowed.  However, an entity is required to consider its own creditworthiness when valuing its liabilities.  For disclosure purposes, fair values for assets and liabilities are shown in the level of the hierarchy that correlates with the lowest level input that is significant to the fair value measurement in its entirety.

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

Level 3 inputs reflect the use of pricing models and/or discounted cash flow methodologies using other than contractual interest rates or methodologies that incorporate a significant amount of management judgment, use of the entity’s own data, or other forms of unobservable data.

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Securities available-for-sale
Mortgage-backed securities
issued by US Government
agencies	$1,345	$-	$1,345	$-
Government sponsored
enterprises (GSEs)	131,746	-	131,746	-
Mortgage-backed securities
issued by GSEs	28,208	-	28,208	-
State, county and municipal	18,871	-	18,871	-
Total securities available-for-sale	$180,170	$-	$180,170	$-

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale	$141,710	$-	$141,710	$-

 Level 2 inputs for our securities available-for-sale are obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities.  Not all of the inputs listed apply to each individual security at each measurement date.  The independent third party assigns specific securities into an “asset class” for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities.  At June 30, 2010 and December 31, 2009, all of our securities available-for-sale were valued using Level 2 inputs, as described above.

The following is a summary of the measurement attributes applicable to assets and liabilities measured at fair value on a non-recurring basis during the six month period ended June 30, 2010 and the twelve month period ended December 31, 2009 and which remained outstanding at the end of each period:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Collateral-dependent
impaired loans	$5,558	$-	$5,558	$-

Gains and (losses) recognized during the periods ended June 30, 2010:

	Three months	Six Months
	(Dollars in thousands)
Collateral-dependent impaired loans	$(268)	(834)

The fair value measurements shown above were made to reduce cost-based measurements to fair value measurements at initial recognition, or to adjust fair value based measurements subsequent to initial recognition, due to changes in the circumstances of individual assets during the period.  For collateral-dependent impaired loans, the measurements reflect our belief that we will receive repayment solely from the liquidation of the underlying collateral.  As a practical expedient, such loans may be valued by comparing the fair value of the collateral securing the loan with the loan’s carrying value.  If the carrying value exceeds the fair value of the collateral, the excess is charged to the allowance for loan losses.  If the fair value of the collateral exceeds the loan’s carrying amount, no adjustment is made, the loan continues to be carried at historical cost, and the loan is not included in the table.

The value of other real estate obtained through loan foreclosure is adjusted, if needed, upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal less the estimated costs to sell.  Similarly, the fair value of repossessions is measured by reference to dealers’ quotes or other market information believed to reliably reflect the value of the specific property held.  Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition.  Losses recognized when loans are initially transferred to or otherwise included in any of the categories shown above are reported as loan losses.  Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other income or other expenses, as applicable.

The following table presents the carrying amounts and fair values of our financial instruments:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$2,134	$2,134	$1,463	$1,463
Interest bearing deposits due from banks	42,353	42,353	46,020	46,020
Securities available-for-sale	180,170	180,170	141,710	141,710
Securities held-to-maturity	7,770	8,373	9,024	9,476
Federal Home Loan Bank stock	1,307	1,307	1,307	1,307
Loans	258,922	259,745	261,196	262,308
Accrued interest receivable	2,851	2,851	2,424	2,424
Financial liabilities
Deposits	466,603	467,938	436,648	436,444
Accrued interest payable	3,081	3,081	2,043	2,043
Long-term debt	6,500	6,531	8,000	8,005

The following is a summary of the notional or contractual amounts and estimated fair values of the Company’s off-balance sheet financial instruments:

	June 30, 2010		December 31, 2009
	Notional/	Estimated	Notional/	Estimated
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Off-balance sheet commitments
Loan commitments	$24,404	$-	$28,527	$-
Standby letters of credit	921	-	873	-

New Accounting Pronouncements – In January 2010, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” to require enhanced fair value disclosures.  Specifically, we are, or will be, required to provide additional information about fair values and fair value measurements as follows:  (1) We must provide a description of the reasons for, and the amounts of, significant transfers in and out of Level 1 or Level 2 fair value measurements, and (2) for fair value measurements using significant unobservable (Level 3) inputs, we will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number).  The update requires that we expand our fair value measurement disclosures to provide information for each class of assets and liabilities.  Classes are described as subsets of line items that appear in our Consolidated Balance Sheets.  The update further requires that we provide additional disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements when the measurement bases are either Level 2 or Level 3 inputs.  The requirements relative to presenting information about purchases, sales, issuances and settlements of fair value measurements using Level 3 inputs will be effective for interim and annual periods of fiscal years beginning after December 15, 2010.  The other enhanced disclosures are required to be, and have been, presented in interim and annual periods beginning after December 15, 2009.

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

All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," “indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;
•	lack of sustained growth and disruptions in the economies of the Company's market areas;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

•	credit risks;
•	higher than anticipated levels of defaults on loans;
•	perceptions by depositors about the safety of their deposits;
•	capital adequacy;
•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
•	ability to weather the current economic downturn;
•	loss of consumer or investor confidence;
•	availability of liquidity sources;
•
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;
•	changes in the requirements of regulatory authorities;
•	changes in accounting policies, rules and practices;
•	cost and difficulty of implementing changes in technology and products;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
  (Dollar amounts, except per share data, are in thousands)

Changes in Financial Condition

During the first six months of 2010, we focused on increasing deposits, investing those funds into relatively safe securities issued by government sponsored enterprises, and monitoring and managing our existing loan portfolio, including higher amounts of nonaccrual and other problem loans, and the related foreclosed assets.  The unemployment rates in Oconee and Anderson counties continue to be elevated at 11.5% each for June, 2010, respectively, though the unemployment rate in both counties decreased for June from the March, 2010 measurements.  The Federal Reserve recently indicated that it foresees that it may take up to six more years for the economy to recover fully from the recession.  This less-optimistic view is based on cautiousness exhibited by companies in their hiring and capital spending practices resulting from uncertainty in the economic outlook, by households focusing on improving their financial condition given lower equity in their houses because of declines in house prices and continuing tightened credit conditions.

Deposit growth during the first six months of 2010 totaled $29,955, an increase of 6.9% over the amount of deposits held at the end of 2009, which we achieved without increasing rates paid.  Time deposits accounted for the majority of the growth, increasing by $33,644, or 10.8%, over the amount as of December 31, 2009.  We believe that this increase occurred because the rates currently paid for time deposits exceed by a relatively large margin the rates paid for interest bearing transaction accounts and savings deposits.

In light of the foregoing, and with respect to our recent investment activities, we are proceeding currently under the philosophy that maintaining the value of our investment securities is a higher priority than recognizing outsized returns.  However, we cannot ignore completely the need for realizing income from those investments, both to allow us to pay for our funding sources and to replace income lost due to higher levels of nonaccrual loans and other problem assets.  Consequently, while we have selected securities issuers that we believe to be excellent credit risks, we have assumed a higher-than-normal level of interest rate risk.  The majority of the securities purchased in 2010 have maturities ranging from 5 to 10 years.  Yields on shorter term securities of similar credit quality are so low as to be unattractive to us.  We expect that the Federal Reserve’s policy of maintaining interest rates at or near the current levels will continue for a prolonged period into the future, perhaps for the six years projected to complete the recovery.  Until such time as this policy is abandoned and market rates of interest begin to increase, we expect that the market values of our securities portfolio will hold steady or increase somewhat.  We expect that, at the time that interest rates begin to rise, fundamental economic conditions will be markedly improved.  Furthermore, with the passage of time, the longer-term securities purchased recently will constantly be moving toward shorter remaining maturities and the effects of increasing rates on their fair values will diminish.  If economic conditions indeed improve over time, we expect that we will have potentially more attractive alternative uses for the funds as they are repaid to us.

Loan quality deteriorated during the first six months of 2010.  Nonaccrual loans increased by $1,972, or 14.2%, and foreclosed assets increased by $1,061 during the period.  We believe that the rapid increase in problem assets has peaked and, while our totals of such assets may increase in future periods, we expect the rate of any such increase to be significantly lower.  Recently, local unemployment statistics and other economic indicators, although still at undesirable levels, have improved slightly.

We believe that our liquidity position continues to provide us with sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by our customers.  Management also believes that our current balance sheet positions maintain our exposures to changes in interest rates at acceptable levels.

Results of Operations

Three Months Ended June 30, 2010 and 2009

We recorded consolidated net income of $399 for the second quarter of 2010 compared with $489 for the second quarter of 2009.  After deducting amounts applicable to preferred stock and not available to common shareholders, net income per common share and net income per common share, assuming dilution was $.09 for the 2010 quarter and $.13 for the 2009 period.  Net income per common share amounts for 2009 were retroactively adjusted to reflect a five percent stock dividend effective December 15, 2009.

Net interest income for the 2010 second quarter was $3,361, an increase of $338, or 11.2%, over the 2009 second quarter.  Total interest income for the 2010 second quarter was $245 lower than for the same 2009 quarter primarily due to lower amounts of loans outstanding and lower rates earned on investment securities.  Total interest expense for the 2010 quarter was $583 lower than for the same period of 2009 due to lower interest rates paid for deposits and borrowings.

The provision for loan losses for the second quarter of 2010 increased by $425 over the amount for the same period of 2009 due to continuing elevated amounts of net charge-offs, nonaccrual loans and potential problem loans.  These negative factors are the result of current economic conditions, especially with respect to lower valuations for commercial and residential real estate and high levels of unemployment.  Relatively large provisions for loan losses may be needed in the future.

Noninterest income for the second quarter of 2010 was $60 lower than for the same period of 2009.  In the second quarter of 2009, we realized a $90 gain on the sale of securities available-for-sale which did not recur in 2010.  Noninterest expense for the 2010 second quarter increased slightly from the amount recorded for the same 2009 period, primarily as a result of higher consulting fees, higher legal expenses related to problem loans and the acquisition of foreclosed assets, and increased expenses incurred to carry foreclosed assets.  Also during the second quarter of 2010, our FDIC deposit insurance expense decreased by $65 from the amount expensed in the same period of 2009.  A special assessment was imposed by the FDIC in the 2009 period which did not recur in the 2010 period and our Bank withdrew from the FDIC’s Transaction Account Guarantee Program during the 2010 period.  All deposit accounts continue to be insured up to the $250,000 limit currently in effect.

	Summary Income Statement
	(Dollars in thousands)
For the Three Months Ended June 30,	2010	2009	Dollar Change	Percentage Change
Interest income	$5,616	$5,861	$(245)	-4.2%
Interest expense	2,255	2,838	(583)	-20.5%
Net interest income	3,361	3,023	338	11.2%
Provision for loan losses	1,125	700	425	60.7%
Noninterest income	692	752	(60)	-8.0%
Noninterest expenses	2,463	2,426	37	1.5%
Income tax expense	66	160	(94)	-58.8%
Net income	399	489	(90)	-18.4%
Preferred stock dividends paid or accumulated	(40)	-	(40)	NA
Net income available to common shareholders	$359	$489	$(130)	-26.6%

Six Months Ended June 30, 2010 and 2009

We recorded consolidated net income of $606 for the six months ended June 30, 2010, compared with $903 for the first half of 2009.  After deducting amounts applicable to preferred stock and not available to common shareholders, net income per common share was $.13 and $.24 for the 2010 and 2009 six-month periods, respectively.  No potentially dilutive stock options were outstanding at either June 30, 2010 or June 30, 2009.  Net income per share amounts for 2009 have been retroactively adjusted to reflect a five percent stock dividend effective December 15, 2009.

Net interest income for the first six months of 2010 increased by $853 or 14.7% over the 2009 amount, primarily due to lower rates paid for interest bearing deposits.

Noninterest income for the first six months of 2010 decreased by $95, primarily as a result of the non-recurrence of gains on sales of securities available-for-sale in the 2009 six-month period totaling $90.

Noninterest expenses for the 2010 period increased by $425 or 9.4% over the amount for the 2009 six-month period.  Salaries and employee benefits decreased by $102, or 4.2%, due to our decision to leave some vacant positions unfilled.  Expenses for FDIC deposit insurance increased by $263 over the prior year period due increases in both the assessment rate and the assessment base over the prior year amounts.

	Summary Income Statement
	(Dollars in thousands)
For the Six Months Ended June 30,	2010	2009	Dollar Change	Percentage Change
Interest income	$11,142	$11,644	$(502)	-4.3%
Interest expense	4,483	5,838	(1,355)	-23.2%
Net interest income	6,659	5,806	853	14.7%
Provision for loan losses	2,250	1,450	800	55.2%
Noninterest income	1,228	1,323	(95)	-7.2%
Noninterest expenses	4,948	4,523	425	9.4%
Income tax expense	83	253	(170)	-67.2%
Net income	606	903	(297)	-32.9%
Preferred stock dividends paid or accumulated	(99)	-	(99)	NA
Net income available to common shareholders	$507	$903	$(396)	-43.9%

Net Interest Income

Three Months Ended June 30, 2010 and 2009

The average yield on interest earning assets decreased to 4.50% for the 2010 three-month period from 5.24% for the 2009 three-month period, primarily due to higher average amounts of taxable securities at lower rates and lower average amounts of loans in the 2010 period.  Taxable securities were 32.0% of average earning assets for the 2010 three-month period compared with 30.8% for the 2009 three-month period.  The average rate for such securities was 89 basis points lower in the 2010 period.  We also held significantly higher amounts of interest-bearing balances due from banks in the 2010 period, which earn extremely low rates.  However, these holdings provide us with the flexibility to invest in securities or loans as opportunities arise and there is no associated credit risk.  Similarly, interest rates paid for deposits and borrowings were lower in the 2010 period.  The average rate paid for interest-bearing liabilities during the 2010 three-month period was 2.07%, compared with 2.98% in the same period of 2009.  As a result of these factors, the average interest rate spread for the 2010 period was 17 basis points higher than for the 2009 period.

“Floors” on the rates for some variable rate loans have kept loan rates from falling further while time deposits continue to mature and be renewed at lower rates due to the low market rates currently in effect.

	Average Balances, Yields and Rates
	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$53,216	$32	0.24%	$13,690	$6	0.18%
Securities
Taxable	160,150	1,332	3.34%	138,021	1,456	4.23%
Tax exempt (2)	19,380	197	4.08%	19,870	202	4.08%
Total investment securities	179,530	1,529	3.42%	157,891	1,658	4.21%
Other investments	1,307	2	0.61%	1,320	-	0.00%
Federal funds sold	-	-	0.00%	-	-	0.00%
Loans (2) (3) (4)	266,219	4,053	6.11%	275,480	4,197	6.11%
Total interest earning assets	500,272	5,616	4.50%	448,381	5,861	5.24%
Cash and due from banks	1,916			7,079
Allowance for loan losses	(6,276)			(5,527)
Valuation allowance - available-for-
sale securities	2,621			1,296
Premises and equipment	8,498			8,505
Other assets	22,336			15,068
Total assets	$529,367			$474,802

Liabilities and shareholders' equity
Interest bearing deposits
Interest bearing transaction accounts	$52,550	$83	0.63%	$53,315	$90	0.68%
Savings	29,947	30	0.40%	21,209	20	0.38%
Time deposits $100M and over	150,994	746	1.98%	127,700	990	3.11%
Other time deposits	194,955	1,323	2.72%	170,605	1,647	3.87%
Total interest bearing
deposits	428,446	2,182	2.04%	372,829	2,747	2.96%
Long-term debt	7,868	73	3.72%	9,500	91	3.84%
Total interest bearing
liabilities	436,314	2,255	2.07%	382,329	2,838	2.98%
Noninterest bearing demand deposits	42,969			46,016
Other liabilities	3,745			4,870
Shareholders' equity	46,339			41,587
Total liabilities and shareholders'
equity	$529,367			$474,802
Interest rate spread			2.43%			2.26%
Net interest income and net yield
on earning assets		$3,361	2.69%		$3,023	2.70%
Interest free funds supporting earning
assets	$63,958			$66,052
_________________________________________
(1) Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Includes immaterial amounts of loan fees.

Six Months Ended June 30, 2010 and 2009

For the first half of 2010, the average yield on interest earning assets was 4.50%, compared with 5.15% for the 2009 period.  Yields were lower on substantially all types of earning assets in the 2010 period.  However, loan yields increased slightly because more loans are currently being originated with fixed rates and “floor” rates have prevented the repricing of some loans at lower rates.

Average rates paid on interest-bearing liabilities were lower in the 2010 period as well, averaging 2.08% compared with 3.00% in the 2009 six-month period.  Decreases in interest rates paid resulted from the Federal Reserve’s ongoing policy to maintain at low levels certain interest rates within its purview.

Given the current economic environment, the Company expects that it will be unable profitably to increase its loan portfolio significantly in the near term.  As a result, management anticipates that the Company will not grow significantly from within until the negative economic trends begin to improve.

Average Balances, Yields and Rates
Six Months Ended June 30,
2010			2009
	Interest			Interest
Average	Income/	Yields/	Average	Income/	Yields/
Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$60,921	$70	0.23%	$17,810	$22	0.25%
Securities
Taxable	150,887	2,617	3.50%	138,972	2,962	4.30%
Tax exempt (2)	19,446	396	4.11%	20,177	411	4.11%
Total investment securities	170,333	3,013	3.57%	159,149	3,373	4.27%
Other investments	1,307	2	0.31%	1,271	-	0.00%
Federal funds sold	-	-	0.00%	3,995	3	0.15%
Loans (2) (3) (4)	266,272	8,057	6.10%	273,938	8,246	6.07%
Total interest earning assets	498,833	11,142	4.50%	456,163	11,644	5.15%
Cash and due from banks	1,952			7,819
Allowance for loan losses	(6,123)			(5,473)
Valuation allowance - available-for-
sale securities	2,118			1,355
Premises and equipment	8,530			8,635
Other assets	22,874			14,584
Total assets	$528,184			$483,083

Liabilities and shareholders' equity
Interest bearing deposits
Interest bearing transaction accounts	$54,489	$167	0.62%	$56,319	$188	0.67%
Savings	33,073	57	0.35%	25,121	43	0.35%
Time deposits $100M and over	146,288	1,479	2.04%	131,580	2,083	3.19%
Other time deposits	192,050	2,631	2.76%	169,929	3,342	3.97%
Total interest bearing
deposits	425,900	4,334	2.05%	382,949	5,656	2.98%
Short-term borrowings	-	-	0.00%	11	-	0.00%
Long-term debt	7,934	149	3.79%	9,500	182	3.86%
Total interest bearing
liabilities	433,834	4,483	2.08%	392,460	5,838	3.00%
Noninterest bearing demand deposits	44,685			45,109
Other liabilities	3,890			4,428
Shareholders' equity	45,775			41,086
Total liabilities and shareholders'
equity	$528,184			$483,083
Interest rate spread			2.42%			2.15%
Net interest income and net yield
on earning assets		$6,659	2.69%		$5,806	2.57%
Interest free funds supporting earning
assets	$64,999			$63,703
_________________________________________
(1) Yields and rates are annualized
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,125 for the second quarter of 2010, compared with $700 for the second quarter of 2009.  For the first half of 2010, the provision for loan losses was $2,250, compared with $1,450 for the first half of 2009.  At June 30, 2010, the allowance for loan losses was 2.42% of loans, up from 2.26% at December 31, 2010 and significantly higher than the ratio of 2.00% as of June 30, 2009.

For the first six months of 2010, net charge-offs totaled $1,875, compared with $1,460 in net charge offs during the same period of 2009.  The higher levels of charge-offs in 2010 reflect the continuing distressed conditions in our local economies.  No particular industries or groups of borrowers are disproportionately represented among the loans charged off.  If local economic conditions do not improve, it is likely that we will continue to experience elevated levels of both net charge-offs and provisions for loan losses.  The activity in the allowance for loan losses is summarized in the table below:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Allowance at beginning of period	$6,052	$5,475	$5,475
Provision for loan losses	2,250	4,355	1,450
Net charge-offs	(1,875)	(3,778)	(1,460)
Allowance at end of period	$6,427	$6,052	$5,465
Allowance as a percentage of loans outstanding
at period end	2.42%	2.26%	2.00%
Loans at end of period	$265,349	$267,248	$273,245

Non-Performing and Potential Problem Loans

	Nonaccrual Loans	90 Days or More Past Due and Still Accruing	Total Nonperforming Loans	Percentage of Total Loans	Potential Problem Loans	Percentage of Total Loans
			(Dollars in thousands)
January 1, 2009	$11,799	$-	$11,799	4.36%	$6,910	2.56%
Net change	2,835	-	2,835		2,367
March 31, 2009	14,634	-	14,634	5.31%	9,277	3.37%
Net change	2,882	-	2,882		(1,511)
June 30, 2009	17,516	-	17,516	6.41%	7,766	2.84%
Net change	(2,632)	-	(2,632)		3,490
September 30, 2009	14,884	-	14,884	5.52%	11,256	4.17%
Net change	(1,014)	-	(1,014)		(3,951)
December 31, 2009	13,870	-	13,870	5.19%	7,305	2.73%
Net change	2,575	-	2,575		(3,844)
March 31, 2010	16,445	-	16,445	6.15%	3,461	1.29%
Net change	(603)	-	(603)		(403)
June 30, 2010	$15,842	$-	$15,842	5.97%	$3,058	1.15%

Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms.  As of June 30, 2010 collateral for approximately 92% of the dollar amount of potential problem loans consisted of real estate.  As of June 30, 2009, collateral for approximately 95% of the dollar amount of nonaccrual loans consisted of real estate.  As of June 30, 2010, approximately 10% of the Company’s potential problem loans were included in the least severe category of such loans, compared with approximately 81% of such loans as of June 30, 2009.  Management expects that further deterioration of already weak economic conditions within the Company’s market areas is likely in the short-term, especially with respect to real estate activities and real property values.  If current conditions in the Company’s local real estate markets continue or if those conditions deteriorate further, it is possible that increased provisions for loan losses may be needed in the future.

South Carolina’s 10.7% unemployment rate was the seventh highest rate of unemployment of the 50 states and the District of Columbia as of June 30, 2010.  The unemployment rates for Oconee and Anderson Counties were each approximately 11.5% for June 2010 compared with 15.1% and 13.2%, respectively, for June 30, 2009.  Although the unemployment rates have improved somewhat recently, the prolonged period of high unemployment and generally poor economic conditions have caused many individuals and companies to deplete their cash reserves.  When economic activity becomes more robust and employment levels increase more broadly, we expect that many of our customers will need to replenish those reserves before they can again repay their debts in an orderly manner.  As a result, we believe that there will be a prolonged period during which the ability of our loan customers to repay their debts will be reduced, which could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Noninterest Income

Noninterest income totaled $692 for the second quarter of 2010 compared with $752 for the second quarter of 2009.  Gains on sales of securities available-for-sale were $90 in the 2009 period.  There were no such sales in the 2010 period.  Transaction fees for debit cards increased to $214 for the 2010 period from $156 for the 2009 period due to increased acceptance and usage of such payment devices.  Service charges on deposit accounts were $39 lower for the 2010 period because customers are more closely monitoring their balances, resulting in lower incidences of insufficient funds transactions.

For the six months ended June 30, 2010, noninterest income totaled $1,228 compared with $1,323 for the first half of 2009.  Service charges and fees for deposit accounts were $61 lower for the 2010 period due to a decrease in the level of consumer activity.  Debit card transaction fees increased by $54, however, due to increased activity.  Gains on sales of securities available-for-sale were $90 for the 2009 six-month period, with no such activity in the 2010 period.

Noninterest Expenses

Noninterest expenses totaled $2,463 for the second quarter of 2010 compared with $2,426 for the second quarter of 2009, representing an increase of $37.  Compared with the 2009 period, salaries and employee benefits for the 2010 three-month period decreased by $40 primarily as a result of allowing some vacant positions to remain open.  Deposit insurance assessments were $65 less than the amount for the second quarter of 2009 due primarily to a special assessment that was incurred during the second quarter of 2009.

For the six months ended June 30, 2010, salaries and employee benefits decreased by $102 from the amount for the same period of 2009 primarily for the reason stated previously.  Deposit insurance assessments for the 2010 six-month period totaled $633 compared with $370 for the same period of 2009, primarily because of higher assessment bases and rates incurred in the current year.  An increase in the assessment rate was implemented during 2009 which is expected to result in continuing increases in the amount of those expenses, although it is expected that the rate of increase will be reduced in the future.

We continue to pursue a strategy to increase our market share in our local market areas in Anderson and Oconee Counties of South Carolina.  Oconee County is served from four offices, which are located in Seneca, Walhalla and Westminster.  The Anderson County market is served from three offices in Anderson and Williamston.

Liquidity

Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Securities available-for-sale are the principal source of secondary asset liquidity.  However, the availability of this source is influenced by market conditions.  Individual and commercial deposits represent our primary source of funds for credit activities.  We have significant amounts of credit availability under FHLB lines of credit and federal funds purchased facilities.

As of June 30, 2010, the ratio of loans to total deposits was 56.9%, compared with 61.2% as of December 31, 2009.  We believe that liquidity sources are adequate to meet our operating needs.

Capital Resources

During the first half of 2010, our capital base increased by $2,003 as the result of net income of $606 for the first six months of 2010, plus a $1,459 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects and $17 received from the exercise of employee stock options, less $79 paid for dividends on preferred stock.  Any unrealized losses on available-for-sale securities are not considered to be other than temporary.  Our available-for-sale securities primarily consist of debt issuances of government-sponsored enterprises.  Even though these instruments are not directly guaranteed by the U. S. Government, they are generally considered to be of high quality and default risk is believed to be remote.  Therefore, the changes in market values are believed to be the result only of changes in market interest rates.  We currently have both the intent and the ability to hold such securities until the market value recovers, including until maturity.

The Company and its banking subsidiary (the “Bank”) are subject to regulatory risk-based capital adequacy standards.  Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets.  Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed “prompt corrective actions” upon the deterioration of the capital position of a bank.  If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The June 30, 2010 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the “well capitalized” and minimum ratios under the regulatory definitions and guidelines:

		Total
	Tier 1	Capital	Leverage
Community First Bancorporation	14.3%	15.5%	8.5%
Community First Bank	12.8%	14.0%	7.6%
Minimum "well-capitalized" requirement	6.0%	10.0%	6.0%
Minimum requirement	4.0%	8.0%	5.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

June 30, 2010
(Dollars in
thousands)
Loan commitments	$24,404
Standby letters of credit	921

Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee.  Many of the commitments are expected to expire without being fully drawn; therefore, the total amount of loan commitments does not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if any, upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include commercial and residential real properties, accounts receivable, inventory and equipment.

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.  The Bank receives fees for loan commitments and standby letters of credit.  The amount of such fees was not material for the three months or six months ended June 30, 2010.

As described under “Liquidity,” management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises.  Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Item 4. – Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the issuer’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the issuer’s chief executive officer and chief financial officer concluded such controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. - Exhibits

Exhibits	31. Rule 13a-14(a)/15d-14(a) Certifications

32.  Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANCORPORATION

  August 13, 2010                                                                                        /s/ Frederick D. Shepherd, Jr.
_________________                                                                               ______________________________________________
    Date                      Frederick D. Shepherd, Jr., Chief Executive Officer and
          Chief Financial Officer

EXHIBIT INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications

32.  Certifications Pursuant to 18 U.S.C. Section 1350