Form 10-Q
period 2010-09-30
COMMUNITY FIRST BANCORP
filed 2010-11-15
CIK 1047446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010                                                                       Commission File No. 000-29640

COMMUNITY FIRST BANCORPORATION
___________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

South Carolina	58-2322486
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

449 HIGHWAY 123 BYPASS
SENECA, SOUTH CAROLINA  29678
______________________________________________________________________________________________________________________
(Address of principal executive offices, zip code)

(864) 886-0206
______________________________________________________________________________________________________________________
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

Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, no par or stated value, 3,784,159 Shares Outstanding on November 1, 2010

COMMUNITY FIRST BANCORPORATION

FORM 10-Q

Index

PART I  –   FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Dollars in thousands, except per share)
Assets
Cash and due from banks	$1,801	$1,463
Interest bearing balances due from banks	30,193	46,020
Cash and cash equivalents	31,994	47,483
Securities available-for-sale	187,311	141,710
Securities held-to-maturity (fair value $7,614 for 2010
and $9,476 for 2009)	7,128	9,024
Other investments	1,213	1,307
Loans	261,904	267,248
Allowance for loan losses	(6,336)	(6,052)
Loans - net	255,568	261,196
Premises and equipment - net	8,264	8,470
Accrued interest receivable	3,195	2,424
Foreclosed assets	8,553	6,078
Bank-owned life insurance	9,562	9,289
Other assets	3,834	5,916
Total assets	$516,622	$492,897

Liabilities
Deposits
Noninterest bearing	$44,531	$47,067
Interest bearing	413,847	389,581
Total deposits	458,378	436,648
Accrued interest payable	2,436	2,043
Long-term debt	6,500	8,000
Other liabilities	1,966	1,388
Total liabilities	469,280	448,079

Shareholders' equity
Preferred stock - Series A - non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized;
issued and outstanding - 3,150 shares	3,126	3,126
Preferred stock - no par value; 9,995,000 shares authorized;
None issued and outstanding	-	-
Common stock - no par value; 10,000,000 shares authorized;
issued and outstanding - 3,784,159 for 2010 and
3,782,415 for 2009	38,940	38,923
Additional paid-in capital	748	748
Retained earnings	2,308	1,434
Accumulated other comprehensive income (loss)	2,220	587
Total shareholders' equity	47,342	44,818
Total liabilities and shareholders' equity	$516,622	$492,897

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income
	(Unaudited)
	Period Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Dollars in thousands, except per share)
Interest income
Loans, including fees	$4,068	$4,214	$12,125	$12,460
Interest bearing balances due from banks	28	14	98	36
Securities
Taxable	1,258	1,298	3,875	4,260
Tax-exempt	188	201	584	612
Other investments	1	3	3	3
Federal funds sold	-	-	-	3
Total interest income	5,543	5,730	16,685	17,374
Interest expense
Time deposits $100M and over	806	904	2,285	2,987
Other deposits	1,303	1,709	4,158	5,282
Long-term debt	70	93	219	275
Total interest expense	2,179	2,706	6,662	8,544
Net interest income	3,364	3,024	10,023	8,830
Provision for loan losses	1,025	1,010	3,275	2,460
Net interest income after provision	2,339	2,014	6,748	6,370
Other income
Service charges on deposit accounts	319	377	929	1,048
Debit card transaciton fees	183	154	533	450
Net gains (losses) on sales of securities
available-for-sale	-	-	-	90
Increase in value of bank-owned
life insurance	90	91	272	274
Other income	76	82	162	165
Total other income	668	704	1,896	2,027
Other expenses
Salaries and employee benefits	1,205	1,206	3,528	3,631
Net occupancy expense	133	132	416	401
Furniture and equipment expense	95	94	281	287
Amortization of computer software	97	112	306	319
Debit card transaction expenses	120	101	343	315
Directors' fees	49	28	127	85
FDIC insurance assessment	233	165	866	535
Other expense	558	459	1,571	1,247
Total other expenses	2,490	2,297	7,438	6,820
Income before income taxes	517	421	1,206	1,577
Income tax expense	131	101	214	354
Net income	386	320	992	1,223
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on
preferred stock	(39)	-	(138)	-
Net income available to common shareholders	$347	$320	$854	$1,223

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income - continued
	Unaudited)
	Period Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Dollars in thousands, except per share)
Per common share*
Net income	$0.09	$0.08	$0.23	$0.32
Net income, assuming dilution	0.09	0.08	0.23	0.32
__________________
* Per common share information has been retroactively adjusted to reflect a 5% stock dividend effective December 15, 2009.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)
						Accumulated
	Shares of			Additional		Other
	Common	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balance, January 1, 2009	3,564,279	$-	$37,084	$748	$1,769	$327	$39,928
Comprehensive income:
Net income	-	-	-	-	1,223	-	1,223
Unrealized holding gains and losses
on available-for-sale securities
arising during the period, net of
income taxes of $630	-	-	-	-	-	1,126	1,126
Reclassification adjustment,
net of income tax effects of $32	-	-	-	-	-	(58)	(58)
Total other comprehensive income							1,068
Total comprehensive income							2,291
Exercise of employee stock options	45,532	-	486	-	-	-	486
Balance, September 30, 2009	3,609,811	$-	$37,570	$748	$2,992	$1,395	$42,705

Balance, January 1, 2010	3,782,415	$3,126	$38,923	$748	$1,434	$587	$44,818
Comprehensive income:
Net income	-	-	-	-	992	-	992
Unrealized holding gains and losses
on available-for-sale securities
arising during the period, net of
income taxes of $914	-	-	-	-	-	1,633	1,633
Total other comprehensive income							1,633
Total comprehensive income							2,625
Dividends paid on preferred stock	-	-	-	-	(118)	-	(118)
Exercise of employee stock options	1,744	-	17	-	-	-	17
Balance, September 30, 2010	3,784,159	$3,126	$38,940	$748	$2,308	$2,220	$47,342

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows
	(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Operating activities
	$992	$1,223
Net income

Adjustments to reconcile net income to net
cash provided by operating activities
Provision for loan losses	3,275	2,460
Depreciation	287	293
Amortization of net loan (fees) and costs	(59)	(105)
Securities accretion and premium amortization	1,079	576
Net (gains) on sales of securities available-for-sale	-	(90)
Net (gains) on sales of foreclosed assets	(7)	(4)
Increase in value of bank-owned life insurance	(273)	(274)
(Increase) decrease in interest receivable	(771)	34
Increase (decrease) in interest payable	393	(723)
Decrease in prepaid expenses and other assets	1,168	258
Increase in other accrued expenses	578	610
Net cash provided by operating activities	6,662	4,258

Investing activities
Purchases of available-for-sale securities	(144,027)	(121,643)
Maturities, calls and paydowns of securities available-for-sale	99,895	95,545
Maturities, calls and paydowns of securities held-to-maturity	1,895	2,316
Proceeds of sales of securities available-for-sale	-	5,853
Purchases of other investments	-	(125)
Proceeds from sales of other investments	94	38
Net increase in loans made to customers	(618)	(5,105)
Purchases of premises and equipment	(81)	(177)
Proceeds of sale of foreclosed assets	591	463
Additional investments in foreclosed assets	(29)	(244)
Proceeds of redemption of bank-owned life insurance	-	1,062
Investment in bank-owned life insurance	-	(1,500)
Net cash used by investing activities	(42,280)	(23,517)

Financing activities
Net decrease in demand deposits, interest
bearing transaction accounts and savings accounts	(4,542)	(14,506)
Net increase in certificates of deposit and other
time deposits	26,272	16,185
Net increase in short-term borrowings	-	1,710
Repayments of long-term debt	(1,500)	-
Cash paid in lieu of issuing fractional shares	-	(3)
Dividends paid on preferred stock	(118)	-
Exercise of employee stock options	17	486
Net cash provided by financing activities	20,129	3,872
Decrease in cash and cash equivalents	(15,489)	(15,387)
Cash and cash equivalents, beginning	47,483	40,966
Cash and cash equivalents, ending	$31,994	$25,579

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued

(Unaudited)
Nine Months Ended
September 30,
	2010	2009
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$6,269	$9,267
Income taxes	68	27
Net transfers from loans to foreclosed assets	3,030	3,371
Noncash investing and financing activities:
Other comprehensive income	1,633	1,068

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements  (Dollars in thousands, except per share)

Accounting Policies – A summary of significant accounting policies is included in Community First Bancorporation’s (the “Company,” “our’” “we,” “us,” and similar references) Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  Certain amounts in the 2009 financial statements have been reclassified to conform to the current presentation.  Such reclassifications had no effect on net income or retained earnings for any period.

Management Opinion – In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented.  Such adjustments were of a normal, recurring nature.

Investment Securities – The following table presents information about amortized cost, unrealized gains, unrealized losses and estimated fair values of securities:

	September 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities
issued by US Government agencies	$1,196	$63	$-	$1,259
Government sponsored enterprises (GSEs)	141,272	1,672	3	142,941
Mortgage-backed securities issued by GSEs	23,329	1,192	-	24,521
State, county and municipal	18,050	565	25	18,590
Total	$183,847	$3,492	$28	$187,311

Held-to-maturity
Mortgage-backed securities
issued by US Government agencies	$-	$-	$-	$-
Government sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed securities issued by GSEs	7,128	486	-	7,614
State, county and municipal	-	-	-	-
Total	$7,128	$486	$-	$7,614

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities
issued by US Government agencies	$1,426	$49	$-	$1,475
Government sponsored enterprises (GSEs)	87,143	643	823	86,963
Mortgage-backed securities issued by GSEs	32,707	1,005	10	33,702
State, county and municipal	19,517	241	188	19,570
Total	$140,793	$1,938	$1,021	$141,710

Held-to-maturity
Mortgage-backed securities
issued by US Government agencies	$-	$-	$-	$-
Government sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed securities issued by GSEs	9,024	452	-	9,476
State, county and municipal	-	-	-	-
Total	$9,024	$452	$-	$9,476

The amortized cost and estimated fair value of securities by contractual maturity are shown below:

	September 30, 2010
Available-for-sale at fair value	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in thousands)
Non-mortgage-backed securities issued by GSEs	$-	$48,350	$57,542	$37,049	$142,941
State, county and municpal issuers	300	848	3,238	14,204	18,590
	300	49,198	60,780	51,253	161,531
Mortgage-backed securities issued by:
US Government agencies					1,259
GSEs					24,521
Total available-for-sale					$187,311

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$7,128
Total held-to-maturity					$7,128

	December 31, 2009
Available-for-sale at fair value	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in thousands)
Non-mortgage-backed securities issued by GSEs	$1,520	$10,032	$32,832	$42,579	$86,963
State, county and municpal issuers	301	1,000	2,656	15,613	19,570
	1,821	11,032	35,488	58,192	106,533
Mortgage-backed securities issued by:
US Government agencies					1,475
GSEs					33,702
Total available-for-sale					$141,710

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$9,024
Total held-to-maturity					$9,024

The estimated fair values and gross unrealized losses of all of the Company’s investment securities whose estimated fair values were less than amortized cost as of September 30, 2010 which had not been determined to be other-than-temporarily impaired are presented below.  The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date.  The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2010
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
			(Dollars in thousands)
Available-for-sale
US Government agencies	$-	$-	$-	$-	$-	$-
Government-sponsored
enterprises (GSEs)	997	3	-	-	997	3
Mortgage-backed securities
issued by GSEs	-	-	-	-	-	-
State, county and
municipal securities	162	-	485	25	647	25
Total	$1,159	$3	$485	$25	$1,644	$28

Held-to-maturity
GSEs	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2009
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
			(Dollars in thousands)
Available-for-sale
GSEs	$40,430	$823	$-	$-	$40,430	$823
Mortgage-backed securities
issued by GSEs	2,811	10	-	-	2,811	10
State, county and
municipal securities	6,220	188	-	-	6,220	188
Total	$49,461	$1,021	$-	$-	$49,461	$1,021

Held-to-maturity
GSEs	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

As of September 30, 2010, two securities had been continuously in an unrealized loss position for less than 12 months and one security had been continuously in an unrealized loss position for 12 months or more.  We do not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of government-sponsored enterprises and state, county and municipal government issuers.  We also believe that the impairments resulted from current credit market disruptions, and note that there have been no failures by the issuers to remit periodic interest payments as required nor are we aware that any such issuer has given notice that it expects that it will be unable to make any such future payment according to the terms of the bond indenture.  Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold those investments until a recovery of fair value, including until maturity.  Furthermore, we do not believe that we will be required to sell any such securities prior to recovery of the unrealized losses.  Substantially all of our holdings of state, county and municipal securities were rated at least “investment grade” by either S&P or Moody’s, or both, as of September 30, 2010.

Our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time.  Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the subsidiary.  We evaluate this security for impairment based on the probability of ultimate recoverability of the par value of the investment.  During the third quarter of 2010, the FHLB redeemed $94 of its stock at its redemption value.  Based on these circumstances and our evaluation, no impairment has been recognized.

Nonperforming Loans – As of September 30, 2010, there were $14,962 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Earnings Per Share – Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options.  It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of our common stock at the average market price during the period.  All 2009 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 15, 2009.  Net income per common share and net income per common share, assuming dilution, were computed as follows:

	Period Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Net income per common share, basic
Numerator - net income available to
common shareholders	$347	$320	$854	$1,223
Denominator
Weighted average common shares
issued and outstanding	3,784,159	3,790,302	3,783,872	3,781,591

Net income per share, basic	$.09	$.08	$.23	$.32

Net income per common share, assuming dilution
Numerator - net income available to
common shareholders	$347	$320	$854	$1,223
Denominator
Weighted average common shares
issued and outstanding	3,784,159	3,790,302	3,783,872	3,781,591
Effect of dilutive stock options	-	-	-	-
Total common shares	3,784,159	3,790,302	3,783,872	3,781,591
Net income per common share,
assuming dilution	$.09	$.08	$.23	$.32

Stock-Based Compensation

Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan.  As of September 30, 2010, a total of 326,946 unexpired and non-forfeited options under the plan remain exercisable until their expiration dates.

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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Securities available-for-sale
Mortgage-backed securities
issued by US Government
agencies	$1,259	$-	$1,259	$-
Government sponsored
enterprises (GSEs)	142,941	-	142,941	-
Mortgage-backed securities
issued by GSEs	24,521	-	24,521	-
State, county and municipal	18,590	-	18,590	-
Total securities available-for-sale	$187,311	$-	$187,311	$-

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Securities available-for-sale	$141,710	$-	$141,710	$-

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

The following is a summary of the measurement attributes applicable to assets and liabilities that were measured at fair value on a non-recurring basis during the nine month period ended September 30, 2010 and the twelve month period ended December 31, 2009 and which remained outstanding at the end of each period:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Collateral-dependent
impaired loans	$8,402	$-	$8,402	$-

Gains and (losses) recognized during the periods ended September 30, 2010:

		Three months	Nine Months
(Dollars in thousands)
Collateral-dependent impaired loans		$(127)	$(961)

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Collateral-dependent
impaired loans	$11,219	$-	$11,219	$-
Foreclosed assets	6,078	-	6,078	-

Gains and (losses) recognized during the twelve months ended:
December 31, 2009
(Dollars in thousands)
Collateral-dependent impaired loans		$-
Foreclosed assets		-

The fair value measurements shown above were made to reduce cost-based measurements to fair value measurements at initial recognition or to adjust fair value based measurements subsequent to initial recognition due to changes in the circumstances of individual assets during the period.  For collateral-dependent loans, the measurements reflect our belief that we will receive repayment solely from the liquidation of the underlying collateral.  As a practical expedient, such loans may be valued by comparing the fair value of the collateral securing the loan with the loan’s carrying value.  If the carrying value exceeds the fair value of the collateral, the excess is charged to the allowance for loan losses.  If the fair value of the collateral exceeds the loan’s carrying amount, no adjustment is made, the loan continues to be carried at historical cost, and the loan is not included in the table.

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

The following table presents the carrying amounts and fair values of our financial instruments:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$1,801	$1,801	$1,463	$1,463
Interest bearing deposits due from banks	30,193	30,193	46,020	46,020
Securities available-for-sale	187,311	187,311	141,710	141,710
Securities held-to-maturity	7,128	7,614	9,024	9,476
Federal Home Loan Bank stock	1,213	1,213	1,307	1,307
Loans, net	255,568	256,072	261,196	262,308
Accrued interest receivable	3,195	3,195	2,424	2,424
Financial liabilities
Deposits	458,378	460,419	436,648	436,444
Accrued interest payable	2,436	2,436	2,043	2,043
Long-term debt	6,500	6,529	8,000	8,005

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

For cash and due from banks, interest bearing deposits due from banks and federal funds sold, the carrying amount approximates fair value because these instruments generally mature in 90 days or less.  The carrying amounts of accrued interest receivable or payable approximate fair values.

The fair value of held-to-maturity mortgage-backed securities issued by Government sponsored enterprises is estimated based on dealers’ quotes for the same or similar securities.

The fair value of FHLB stock is estimated at its cost because the FHLB historically has redeemed its outstanding stock at that value.

Fair values are estimated for loans using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and credit quality.  We do not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product give rise to a concentration of credit risk.

The fair value of deposits with no stated maturity (noninterest bearing demand, interest bearing transaction accounts and savings) is estimated as the amount payable on demand, or carrying amount, as required by SFAS No. 157.  The fair value of time deposits is estimated using a discounted cash flow calculation that applies rates currently offered to aggregate expected maturities.

The fair values of our short-term borrowings, if any, approximate their carrying amounts.

The fair values of fixed rate long-term debt instruments are estimated using discounted cash flow analyses, based on the borrowing rates currently in effect for similar borrowings.  The fair values of variable rate long-term debt instruments are estimated at the carrying amount.

The estimated fair values of off-balance-sheet financial instruments such as loan commitments and standby letters of credit are generally based upon fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ creditworthiness.  The vast majority of the banking subsidiary’s loan commitments do not involve the charging of a fee, and fees associated with outstanding standby letters of credit are not material.  For loan commitments and standby letters of credit, the committed interest rates are either variable or approximate current interest rates offered for similar commitments.  Therefore, the estimated fair values of these off-balance-sheet financial instruments are nominal.

The following is a summary of the notional or contractual amounts and estimated fair values of our off-balance sheet financial instruments:

	September 30, 2010		December 31, 2009
	Notional/	Estimated	Notional/	Estimated
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Off-balance sheet commitments
Loan commitments	$29,899	$-	$28,527	$-
Standby letters of credit	846	-	873	-

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

In July 2010, FASB issued Accounting Standards Update 2010-20 which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The objective of this update is to improve financial statement users’ understanding of the nature of an entity’s credit risk related to its financing receivables and the entity’s assessment of that risk in estimating its allowance for losses, changes in the allowance, and the reasons for those changes.  The majority of the new disclosures will be required to be included in our year-end 2010 financial statements with the remainder required to be first presented in our financial statements for the first quarter of 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

•	changes in laws and regulations, including tax, banking and securities laws and regulations;
•	changes in the requirements of regulatory authorities;
•	changes in accounting policies, rules and practices;
•	cost and difficulty of implementing changes in technology or products;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Changes in Financial Condition

During the first nine months of 2010, we focused on increasing deposits, investing those funds into relatively safe securities issued by government sponsored enterprises, and monitoring and maintaining our existing loan portfolio, including higher amounts of nonaccrual and other problem loans, and foreclosed assets.  Unemployment rates in Oconee and Anderson continue to be elevated at 10.9% and 10.7%, respectively, for September 2010.  These levels are slightly lower than the rates reported as of June 30, 2010, primarily as a result of a smaller labor force in each county during the September measurement period.  The Federal Reserve Board recently indicated that it believes that a prolonged period of time will be required before economic activity will return to the levels seen prior to the beginning of the recent recession.

Deposit growth during the first nine months of 2010 totaled $21,730, an increase of 5.0% over the amount of deposits held at the end of 2009.  This increase was achieved without increasing the rates paid.  Time deposits accounted for all of the growth, increasing by $26,271, or 8.4%.  During the third quarter of 2010, we became concerned that we would not be able to profitably employ funds that might be acquired if rapid growth in our deposits continued.  Consequently, we adjusted downward the rates we are paying for new time deposits in an attempt to more closely align our need for such funds with their acquisition.

Also during the first nine months of 2010, we were again faced with the task of reinvesting the proceeds of significant cash inflows resulting from maturities, calls and paydowns of securities.  Current monetary policy has resulted in the prolonged maintenance of interest rates at historic lows.  A large number of our securities holdings contain call provisions that allow their issuers to redeem their previously issued securities and refinance their debts at lower rates.  During the first nine months of 2010, we received $88,884 in proceeds from such calls.  When call proceeds are received, we generally seek to reinvest into a similar security.  If our goal is to reinvest in a new issue with a time-to-maturity that is similar to the maturity of the security previously held, we will generally realize a lower yield.  If, on the other hand, we seek to maintain the yield, either the time-to-maturity of the replacement security will be longer than that of the security previously held and may cause us to be subject to higher amounts of interest rate risk, or, the creditworthiness of the issuer will be lower, thus increasing credit risk.  Our current priority is to realize an adequate return on our investments while maintaining their market values.  The majority of securities purchased in 2010 have maturities ranging from 5 to 10 years.

Loan quality deteriorated during the first nine months of 2010.  Nonaccrual loans increased by $1,092, or 7.9%, and foreclosed assets increased by $2,475.  Net loan charge-offs during the 2010 nine month period were $464 more than in the same period of 2009.

We believe that our liquidity position continues to provide us with sufficient flexibility to fund loan requests or make investments in securities at acceptable yields, and to meet normal demands for deposit withdrawals by our customers.  We also believe that our current exposure to interest rate risk is at an acceptable level.

Results of Operations

Three Months Ended September 30, 2010 and 2009

We recorded consolidated net income of $386 for the third quarter of 2010, compared with $320 for the third quarter of 2009.  After deducting amounts applicable to preferred stock and not available to common shareholders, net income per common share, assuming dilution, was $.09 for the 2010 quarter and $.08 for the 2009 quarter.  Net income per common share amounts for 2009 have been retroactively adjusted to reflect a five percent stock dividend effective December 15, 2009.

Net interest income for the 2010 third quarter was $3,364, an increase of $340, or 11.2%, over the 2009 third quarter.  Total interest income for the 2010 third quarter was $187 lower than for the 2009 third quarter primarily due to lower amounts of loans outstanding and lower interest rates earned on investment securities.  Total interest expense for the 2010 third quarter was $527, or 19.5%, lower than for the same period of 2009 due primarily to lower interest rates paid for deposits.

The provision for loan losses for the third quarter of 2010 increased slightly to $1,025, compared with $1,010 for the third quarter of 2009 due to higher levels of net charge-offs, and higher flow-through of nonaccrual loans and potential problem loans in the 2010 period.  Other factors, including continued high levels of unemployment and lower valuations of collateral such as commercial and residential real estate, also contributed to the higher loss provision in the 2010 period.

Noninterest income for the third quarter of 2009 decreased by $36 from the same 2009 period primarily due to a $58 reduction in the amount of service charges on deposit accounts.

Noninterest expenses for the 2010 period increased by $193 over the 2009 amount primarily due to higher expenses for FDIC insurance, higher legal fees related to problem loans and the acquisition of foreclosed assets, and increased expenses incurred to carry foreclosed assets.

	Summary Income Statement
	(Dollars in thousands)
For the Three Months Ended September 30,	2010	2009	Dollar Change	Percentage Change
Interest income	$5,543	$5,730	$(187)	-3.3%
Interest expense	2,179	2,706	(527)	-19.5%
Net interest income	3,364	3,024	340	11.2%
Provision for loan losses	1,025	1,010	15	1.5%
Noninterest income	668	704	(36)	-5.1%
Noninterest expenses	2,490	2,297	193	8.4%
Income tax expense	131	101	30	29.7%
Net income	$386	$320	$66	20.6%

Nine Months Ended September 30, 2010 and 2009

We recorded consolidated net income of $992 for the first nine months of 2010 compared with $1,223 for the first nine months of 2009.  After deducting amounts applicable to preferred stock and not available to common stockholders, net income per common share, assuming dilution, was $.23 for the 2010 nine months and $.32 for the same period of 2009.  Net income per common share amounts for 2009 have been retroactively adjusted to reflect a five percent stock dividend effective December 15, 2009.

Net interest income for the first nine months of 2010 increased by $1,193, or 13.5%, over the 2009 amount primarily due to lower rates paid for interest bearing deposits.

Noninterest income for the first nine months of 2010 decreased by $131, primarily as a result of the non-recurrence of gains on sales of securities available-for-sale in the 2009 nine month period of $90 and a $119 reduction in the amount of service charges on deposit accounts.

Noninterest expenses for the first nine months of 2010 increased by $618 primarily as a result of higher legal expenses, increased assessments for deposit insurance and higher expenses for carrying foreclosed assets.

	Summary Income Statement
	(Dollars in thousands)
For the Nine Months Ended September 30,	2010	2009	Dollar Change	Percentage Change
Interest income	$16,685	$17,374	$(689)	-4.0%
Interest expense	6,662	8,544	(1,882)	-22.0%
Net interest income	10,023	8,830	1,193	13.5%
Provision for loan losses	3,275	2,460	815	33.1%
Noninterest income	1,896	2,027	(131)	-6.5%
Noninterest expenses	7,438	6,820	618	9.1%
Income tax expense	214	354	(140)	-39.5%
Net income	$992	$1,223	$(231)	-18.9%

Net Interest Income

Three Months Ended September 30, 2010 and 2009

For the third quarter of 2010, net interest income totaled $3,364, an increase of $340 from $3,024 for the same period of 2009.  The interest rate spread for the third quarter of 2010 was 2.45%, compared with 2.28% for the same period of 2009.  Net yield on earning assets for the 2010 third quarter was 2.70%, compared with 2.68% for the 2009 third quarter.  The discrepancy between the change in the net yield on earning assets as compared with the change in the interest rate spread is due to a larger percentage increase in the amount of average interest bearing liabilities than in average interest earning assets.  In addition, there was a significant reduction in the average amount of loans (which earn interest generally at a higher rate of interest) and a larger increase in the average amounts of investment securities.

Interest expense for the 2010 three month period was $527 lower than for the same period of 2009, primarily due to lower rates paid for interest bearing deposits,  Rates paid for all types of interest bearing deposits in the 2010 quarter were 78 basis points lower than rates paid for those funds in the 2009 quarter.

	Average Balances, Yields and Rates
	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$41,788	$28	0.27%	$22,205	$14	0.25%
Securities
Taxable	168,778	1,258	2.96%	133,282	1,298	3.86%
Tax exempt (2)	18,516	188	4.03%	19,780	201	4.03%
Total investment securities	187,294	1,446	3.06%	153,062	1,499	3.89%
Other investments	1,244	1	0.32%	1,307	3	0.91%
Federal funds sold	-	-	0.00%	-	-	0.00%
Loans (2) (3) (4)	263,210	4,068	6.13%	271,751	4,214	6.15%
Total interest earning assets	493,536	5,543	4.46%	448,325	5,730	5.07%
Cash and due from banks	1,930			5,249
Allowance for loan losses	(6,562)			(5,373)
Valuation allowance - Available-for-
sale securities	3,481			828
Premises and equipment	8,443			8,565
Other assets	24,717			18,715
Total assets	$525,545			$476,309

Liabilities and shareholders' equity
Interest bearing deposits
Interest bearing transaction accounts	$56,690	$77	0.54%	$52,724	$93	0.70%
Savings	20,578	22	0.42%	17,663	20	0.45%
Time deposits $100M and over	152,126	806	2.10%	131,673	904	2.72%
Other time deposits	193,587	1,204	2.47%	173,608	1,596	3.65%
Total interest bearing
deposits	422,981	2,109	1.98%	375,668	2,613	2.76%
Short-term borrowings	-	-	0.00%	19	-	0.00%
Long-term debt	6,500	70	4.27%	9,500	93	3.88%
Total interest bearing
liabilities	429,481	2,179	2.01%	385,187	2,706	2.79%
Noninterest bearing demand deposits	43,418			43,500
Other liabilities	3,192			6,119
Shareholders' equity	49,454			41,503
Total liabilities and shareholders'
equity	$525,545			$476,309
Interest rate spread			2.45%			2.28%
Net interest income and net yield
on earning assets		$3,364	2.70%		$3,024	2.68%
Interest free funds supporting earning
assets	$64,055			$63,138
_________________________________________
(1) Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Includes immaterial amounts of loan fees.

Nine Months Ended September 30, 2010 and 2009

For the first nine months of 2010, net interest income totaled $10,023, an increase of $1,193, or 13.5%, over the $8,830 amount for the same period of 2009.  The interest rate spread for the 2010 nine month period was 2.43%, an increase of 24 basis points over the 2.19% spread for the 2009 period.  The yield on interest earning assets decreased to 4.49% for the 2009 period, compared with 5.12% for the 2009 period, primarily due to lower rates earned on investment securities.  During the first nine months of 2010, we earned an average rate of 3.39% on our investment securities, compared with an average rate of 4.15% during the same period of 2009.  Maturities, calls and paydowns of securities in the twelve months ended September 30, 2010 totaled $120,239 and purchases totaled $156,083.  Generally, yields on the called, matured and paid-down securities were higher than the yields we were able to obtain on the recently purchased securities.

Rates paid for interest bearing liabilities during the 2010 nine month period were 87 basis points lower than for the 2009 nine month period.  Rates paid for time deposits  $100 and over were 97 basis points lower during the 2010 period than in the 2009 period and rates paid for other time deposits decreased by 120 basis points compared with the same 2009 period.  The average amounts of time deposits outstanding during the 2010 period were $38,042, or 12.6%, more than in the 2009 period.

	Average Balances, Yields and Rates
	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$54,473	$98	0.24%	$19,291	$36	0.25%
Securities
Taxable	156,916	3,875	3.30%	137,055	4,260	4.16%
Tax exempt (2)	19,133	584	4.08%	20,043	612	4.08%
Total investment securities	176,049	4,459	3.39%	157,098	4,872	4.15%
Other investments	1,285	3	0.31%	1,283	3	0.31%
Federal funds sold	-	-	0.00%	2,649	3	0.15%
Loans (2) (3) (4)	265,240	12,125	6.11%	273,201	12,460	6.10%
Total interest earning assets	497,047	16,685	4.49%	453,522	17,374	5.12%
Cash and due from banks	1,944			6,953
Allowance for loan losses	(6,271)			(5,439)
Valuation allowance - Available-for-
sale securities	2,578			1,178
Premises and equipment	8,501			8,611
Other assets	23,495			15,975
Total assets	$527,294			$480,800

Liabilities and shareholders' equity
Interest bearing deposits
Interest bearing transaction accounts	$55,231	$244	0.59%	$55,107	$281	0.68%
Savings	28,862	79	0.37%	22,607	63	0.37%
Time deposits $100M and over	148,255	2,285	2.06%	131,612	2,987	3.03%
Other time deposits	192,568	3,835	2.66%	171,169	4,938	3.86%
Total interest bearing
deposits	424,916	6,443	2.03%	380,495	8,269	2.91%
Short-term borrowings	-	-	0.00%	14	-	0.00%
Long-term debt	7,451	219	3.93%	9,500	275	3.87%
Total interest bearing
liabilities	432,367	6,662	2.06%	390,009	8,544	2.93%
Noninterest bearing demand deposits	44,258			44,567
Other liabilities	3,654			4,998
Shareholders' equity	47,015			41,226
Total liabilities and shareholders'
equity	$527,294			$480,800
Interest rate spread			2.43%			2.19%
Net interest income and net yield
on earning assets		$10,023	2.70%		$8,830	2.60%
Interest free funds supporting earning
assets	$64,680			$63,513
_________________________________________
(1) Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,025 for the third quarter of 2010 compared with $1,010 for the third quarter of 2009.  For the first nine months of 2010, the provision for loan losses was $3,275, compared with $2,460 for the first nine months of 2009.  At September 30, 2010, the allowance for loan losses was 2.42% of loans, compared with 2.26% at December 31, 2009 and 2.01% as of September 30, 2009.  The increase in the provision and allowance was made as a result of continuing elevated amounts of nonaccrual and potential problem loans, further erosion of collateral values, increased net charge-offs, and heightened concerns about the state of the local economy and the resultant ability of the Company’s customers to perform in accordance with the terms of their loans.

For the first nine months of 2010, net charge-offs totaled $2,991, compared with $2,527 in net charge offs during the same period of 2009.  As of September 30, 2010, nonaccrual loans totaled $14,962 and there were no loans 90 days or more past due and still accruing interest.  As of September 30, 2009, nonaccrual loans totaled $14,884.  The activity in the allowance for loan losses is summarized in the table below:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Allowance at beginning of period	$6,052	$5,475	$5,475
Provision for loan losses	3,275	4,355	2,460
Net charge-offs	(2,991)	(3,778)	(2,527)
Allowance at end of period	$6,336	$6,052	$5,408
Allowance as a percentage of loans outstanding
at period end	2.42%	2.26%	2.01%
Loans at end of period	$261,904	$267,248	$269,725

Non-Performing and Potential Problem Loans

	Nonaccrual Loans	90 Days or More Past Due and Still Accruing	Total Nonperforming Loans	Percentage of Total Loans	Potential Problem Loans	Percentage of Total Loans
	(Dollars in thousands)
January 1, 2009	$11,799	$-	$11,799	4.36%	$6,910	2.56%
Net change	2,835	-	2,835		2,367
March 31, 2009	14,634	-	14,634	5.31%	9,277	3.37%
Net change	2,882	-	2,882		(1,511)
June 30, 2009	17,516	-	17,516	6.41%	7,766	2.84%
Net change	(2,632)	-	(2,632)		3,490
September 30, 2009	14,884	-	14,884	5.52%	11,256	4.17%
Net change	(1,014)	-	(1,014)		(3,951)
December 31, 2009	13,870	-	13,870	5.19%	7,305	2.73%
Net change	2,575	-	2,575		(3,844)
March 31, 2010	16,445	-	16,445	6.15%	3,461	1.29%
Net change	(603)	-	(603)		(403)
June 30, 2010	15,842	-	15,842	5.97%	3,058	1.15%
Net change	(880)	-	(880)		2,195
September 30, 2010	$14,962	$-	$14,962	5.71%	$5,253	2.01%

Potential problem loans include loans, other than non-performing loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms.  Such loans are assigned to one of several below-average risk-rating grades depending on factors such as past due status, collateral values, and other factors affecting the customers’ ability to repay.  As of September 30, 2010, approximately 25% of our potential problem loans were included in the least severe below-average risk-rating grade.  Approximately 97% of potential problem loans were secured by real estate.  Management expects that little or no improvement of economic conditions within our market areas is likely in the short-term, especially with respect to real estate related activities and real property values.  Consequently, it is expected that provisions for loan losses will continue to be relatively high in the immediate future.

The statewide unemployment rate for South Carolina was 11.0% (seasonally adjusted) as of September 2010, compared with 11.6% (seasonally adjusted) as of September 2009.  The unemployment rates (not seasonally adjusted) in Oconee and Anderson Counties, South Carolina were 10.9% and 10.7%, respectively, as of September 2010 compared with 14.2% and 12.5%, respectively, as of September 2009.

Noninterest Income

Noninterest income totaled $668 for the third quarter of 2010, compared with $704 for the 2009 quarter.  Service charges on deposit accounts were $58 lower in the 2010 period due to lower volumes of fee-related activity.  However, fees associated with debit cards increased by $29 over the 2009 third quarter amount due to higher usage of this payment option.

For the nine months ended September 30, 2010, noninterest income totaled $1,896, compared with $2,027 for the same period of 2009.  Service charges on deposit accounts in the 2010 period were $119 less than in the same period of 2009.  Fees associated with debit cards were $83 higher in the 2010 period.

Noninterest Expenses

Noninterest expenses totaled $2,490 for the third quarter of 2010, compared with $2,297 for the third quarter of 2009.  Deposit insurance expenses for the 2010 period were $68 more than for the same period of 2009 due to increased amounts of insured deposits and higher assessment rates, and legal fees primarily related to problem loans and foreclosed properties, and expenses for carrying foreclosed properties were $51 higher in the 2010 period.

Noninterest expenses for the nine months ended September 30, 2010 totaled $7,438, compared with $6,820 for the same period of 2009.  Salaries and employee benefits decreased by $103 from the amount for 2009.  We allowed a few job vacancies to go unfilled for a relatively prolonged period during 2010; those positions were filled near the end of the second quarter of 2010.  Amounts assessed for FDIC insurance increased by $331 due to the recently enacted permanent increase in the deposit insurance limit to $250 per insured account and other changes to the assessment calculation.  Expenses associated with foreclosed assets increased by $165 over the 2009 period because we now hold more properties and some of the properties have been held for a prolonged period of time.  Expenses for professional services increased by $141 for the 2010 period primarily due to legal fees paid for assistance with problem loans and foreclosures.

We continue to pursue a strategy to increase our market share in our local market areas in Anderson and Oconee Counties of South Carolina.  Oconee County is served from two offices in Seneca, and one office in each of Walhalla and Westminster.  The Anderson County market is served from two offices in Anderson and one office in Williamston.

Liquidity

Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  Securities available-for-sale are the principal source of secondary asset liquidity.  However, the availability of this source is influenced by market conditions.  Individual and commercial deposits are the primary source of funds for credit activities.  We also have significant amounts of credit availability under our FHLB lines of credit and Federal Reserve Bank Discount Window facilities.

As of September 30, 2010, the ratio of loans to total deposits was 57.1%, compared with 61.2% as of December 31, 2009.  We believe that liquidity sources are adequate to meet our operating needs.

Capital Resources

Our capital base increased by $2,524 since December 31, 2009 as the result of net income of $992 for the first nine months of 2010, an increase of $17 from the exercise of stock options, plus a $1,633 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects, less $118 dividends paid on preferred stock.  Any unrealized losses on available-for-sale securities are not considered to be other than temporary.  Our available-for-sale securities primarily consist of debt issuances of government-sponsored enterprises.  Even though these instruments are not directly guaranteed by the U. S. Government, they are generally considered to be of high quality and default risk is believed to be remote.  Therefore, the changes in market values are believed to be the result only of changes in market interest rates.  We currently have both the intent and the ability to hold such securities until the market value recovers, including until maturity.

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

The September 30, 2010 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the “well capitalized” and minimum ratios under the regulatory definitions and guidelines:

		Total
	Tier 1	Capital	Leverage
Community First Bancorporation	14.4%	15.6%	8.7%
Community First Bank	12.9%	14.2%	7.7%
Minimum "well-capitalized" requirement	6.0%	10.0%	6.0%
Minimum requirement	4.0%	8.0%	5.0%

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank is party to financial instruments with off-balance-sheet risk including commitments to extend credit and standby letters of credit.  Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet.  The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  Generally, we use the same credit policies when extending loan commitments and standby letters of credit as are used when we extend loans.

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2010
(Dollars in thousands)
Loan commitments	$29,899
Standby letters of credit	846

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.  The Bank receives fees for loan commitments and standby letters of credit.  The amount of such fees was not material for either the nine months or three months ended September 30, 2010.

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

COMMUNITY FIRST BANCORPORATION

November 15, 2010	/s/ Frederick D. Shepherd, Jr.
Date	Frederick D. Shepherd, Jr., Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

31.  Rule 13a-14(a)/15d-14(a) Certifications

32.  Certifications Pursuant to 18 U.S.C. Section 1350