Form 10-K
period 2010-12-31
COMMUNITY FIRST BANCORP
filed 2011-03-31
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File No. 000-29640

COMMUNITY FIRST BANCORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	58-2322486
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

449 Highway 123 Bypass, Seneca, South Carolina 29678
(Address of Principal Executive Offices, Zip Code)

Registrant’s Telephone Number, Including Area Code: (864) 886-0206

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ] (Not yet applicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 30, 2010, which was the last day of the Registrant’s most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $12,887,633.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 12, 2011, there were 3,972,976 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 - Parts I and II
(2)	Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders – Part III

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO
FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the securities laws.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forwarding-looking statements.

All statements that are not historical facts are statements that could be “forward-looking statements.” You can identify these forward-looking statements through the use of words such as “may,” “will,” “should,” “could,” “would,” “expect,” “anticipate,” “assume,” indicate,” “contemplate,” “seek,” “plan,” “predict,” “target,” “potential,” “believe,” “intend,” “estimate,” “project, “ “continue,” or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management’s beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;
•	lack of sustained growth in the economies of the Company’s market areas;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
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

•	changes in laws and regulations, including tax, banking and securities laws and regulations;
•	changes in accounting policies, rules and practices;
•	changes in requirements of regulatory authorities;
•	cost and difficulty of implementing changes in technology or products;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
•	ability to continue to weather the current economic downturn;
•	loss of consumer or investor confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

PART I

Item 1.  Business

FORM OF ORGANIZATION

Community First Bancorporation (the “Company”) is a South Carolina corporation and a bank holding company incorporated on May 23, 1997.  The Company commenced operations on October 16, 1997, upon effectiveness of the acquisition of Community First Bank (the “Bank”) as a wholly owned subsidiary.  The principal business of the Company is ownership and operation of the Bank.  In 2009, the Company organized Upstate Resource Management, Inc.  as a wholly owned subsidiary to hold certain troubled assets sold to it by the Bank.

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

Services and Products Offered

The Bank offers a full array of commercial bank services.  Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services.  Most of the Bank’s deposits are attracted from individuals and small businesses.  The Bank does not offer trust services, and does not accept brokered deposits.

The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes.  Consumer loans include generally car loans, home equity improvement loans (secured by first and second mortgages), personal expenditure loans, education loans, and overdraft lines of credit.  Commercial loans include generally short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, and accounts receivable.  Management believes that the credit staff possesses knowledge of the community and lending skills appropriate to enable the Bank to maintain a sufficient volume of high quality loans.

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

As of December 31, 2010, local governmental deposits comprised approximately 11% of the Bank’s total deposits.  These deposits are concentrated among a few local governmental entities and are somewhat volatile.  Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank’s liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

At December 31, 2010, the Company employed 86 people.

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

Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered.  The banking industry is significantly affected by prevailing economic conditions as well as by government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions.  Deposits at banks are influenced by a number of economic factors, including interest rates, competing instruments, levels of personal income and savings, and the extent to which interest on retirement savings accounts is tax deferred.  Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, and availability of funds.  Primary sources of funds for lending activities include savings deposits, income from investments, loan principal repayments, and proceeds from sales of loans to conventional participating lenders.

The Bank encounters strong competition from most of the financial institutions in the Bank’s market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area.  As of June 30, 2010, the most recent date for which information is available, there were 14 banks and savings and loan associations, including the Bank, in Oconee County, with 28 branch locations.  Total deposits in the county were approximately $1.2 billion, of which the Bank had a 26% market share.  As of June 30, 2010 there were 21 banks and savings and loan associations, including the Bank, in Anderson County, with 63 branch locations.  Total deposits in Anderson County were approximately $2.5 billion, of which the Bank had a 6% market share.  Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

Many of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, that the Bank does not provide.  The Bank believes, however, that its relatively small size permits it to offer more personalized services than many of its competitors.  The Bank attempts to compensate for its lower lending limits by participating larger loans with other institutions.

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act.  The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company does not have a website, but the Bank maintains a website at www.c1stbank.com.  As required by SEC rules, the Company’s 2010 Annual Report to Shareholders and Proxy Statement for the 2011 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders.  Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officer pursuant to Section 16 of the Securities Exchange Act of 1934 are also available on the Bank’s website.  The Company does not post its other SEC filings on the Bank’s website because the Bank has only a small staff available to update and monitor the website, and the Company’s filings are readily available on the SEC website, www.sec.gov, without charge.  Persons who are unable to obtain such filings from the SEC website may obtain free copies from the Company upon request.

EFFECT OF GOVERNMENT REGULATION

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies.  Relevant information about the regulatory framework that applies to the Company and the Bank is provided below.  This regulatory framework is intended primarily for the benefit and protection of the Bank’s depositors and the Depository Insurance Fund, and not for the protection of the Company’s shareholders or creditors.

Financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies.  This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.  The federal and state banking regulators periodically examine the Company and the Bank to assess compliance with applicable requirements and the level of risk existing with respect to the Company’s  and the Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to market risk.  When the results of examinations are less than satisfactory, the regulators are authorized to require the Company and the Bank to take appropriate corrective actions through the mechanisms of agreements with the Company or the Bank, or enforcement orders.  The regulators also have the power to enforce compliance with laws, regulations, regulatory policies and agreements as well as regulatory orders by the imposition of civil money penalties.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations.  Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

As a bank holding company registered under the Bank Holding Company Act (“BHCA”), the Company is subject to supervision, and to regular inspection by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank is a state bank subject to regulation by the South Carolina State Board of Financial Institutions (“State Board”) and the FDIC.  The Company is also subject to regulation by the State Board.  The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank.  Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies, and such proposals have increased in the wake of the recent financial crisis.  The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  The Company may engage in a broader range of activities if it becomes a “financial holding company” pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption “Gramm-Leach-Bliley Act.”  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve.  In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Obligations of the Company to its Subsidiary Bank

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve with respect to bank holding company operations and the Federal Deposit Insurance Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a requirement.  In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended (“FDIA”), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund.  The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2010.

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver for the Bank.

The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank’s capital adequacy.  The Federal Reserve Board also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

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

Certain Transactions by the Company with its Affiliates

Federal law regulates transactions between the Company and its affiliates, including the amount of the Bank’s loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors, which historically have included the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).

As a result of recent bank failures and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special assessment.  The Bank’s portion of the special assessment totaled $215,000, and was paid in September, 2009 based on deposits at June 30, 2009.  The FDIC also required insured institutions to pay three years of deposit insurance premiums in advance.  On December 30, 2009 the FDIC collected $2,822,265 from the Company for deposit insurance premiums.  Of that amount, $177,658 related to the regular quarterly assessment, and $2,644,607 related to the prepayment of premiums for the years 2010, 2011 and 2012.  In 2010 and the following two years, on a quarterly basis, the FDIC will continue to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance.  The Bank will expense the current portion as calculated by the FDIC.  The amount expensed for 2010 was $1,098,669.

The Dodd-Frank Act requires the FDIC to change the way assessments are computed and to revise its DIF recapitalization plan.  In early 2011, the FDIC adopted rules under the Act pursuant to which, beginning in 2011, the Bank’s assessment base for deposit insurance will be changed from domestic deposits to average assets minus average tangible equity.

Regulation of the Bank

The Bank is also subject to regulation and examination by the South Carolina state bank examiners.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

The Bank is also subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.  Each financial institution’s actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

Prompt Corrective Action.  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”

A bank that is “undercapitalized” becomes subject to the “prompt corrective action” provisions of the FDIA restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank’s assets and requiring prior approval of certain expansion proposals.  A bank that is “significantly undercapitalized” is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is “critically undercapitalized” is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, as well as a requirement that the bank be placed in receivership in most cases.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

Brokered Deposits.  Under current FDIC regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while “undercapitalized” banks may not accept brokered deposits.  The regulations provide that the definitions of “well capitalized”, “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company and a bank can engage through affiliations created under a holding company structure or through a financial subsidiary if certain conditions are met.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer’s personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.  The regulations adopted pursuant to the Act govern the consumer’s right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Act and regulations also required the Bank to develop and maintain a comprehensive plan for the safeguarding of customer information  which  encompasses all aspects of the Bank’s  technological environment, business practices, and Bank facilities.

Although the Act and the regulations create new opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC’s regulations have increased the Company’s cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company does not believe that it is affected by Sarbanes-Oxley and the regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Governmental Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing into 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 (which increase was recently made permanent by the Dodd-Frank Act discussed below), and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management’s belief that other sources of capital were, and would continue to be, available should additional capital be needed.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the last three years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  See “-- FDIC Insurance Assessments" above for additional information.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act will have extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies  to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We are in the process of evaluating this new legislation and determining the impact it will have on our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the act will have on us, though we are confident it will increase our cost of doing business and the time spent by management on regulatory compliance matters.

Legislative Proposals

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

Fiscal and Monetary Policy

Banking is a business which depends to a large extent on interest rate differentials.  In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans and securities holdings constitutes the major portion of a bank’s earnings.  Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.  The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Further Information

Further information about the business of the Company and the Bank is set forth in this Form 10-K under Item 7 -”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.  Risk Factors

RISK FACTORS

Risks Related to Our Industry

There can be no assurance that recent government actions will help stabilize the U.S.  financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S.  government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual long-term impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability recently experienced.  The failure of such laws, regulations and programs to continue to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Recent levels of market volatility are unprecedented.

The volatility and disruption of financial and credit markets has reached unprecedented levels for recent times.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If recent and current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Our primary source of funding for our operations is deposits from customers in our local market areas.  Should other banks in or near our market areas fail, it could cause our deposit customers to lose confidence in banks and cause them to withdraw or substantially restrict their deposits with us.  If such activity reached a high enough level, it could substantially disrupt our business.  There is no assurance that such disruptions, were they to occur, would not materially and adversely affect our results of operations or earnings.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse affect on our business.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Most of this regulation is designed to protect our depositors and other customers, and not our shareholders.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank’s being placed in receivership.

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Dodd-Frank Act, and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act makes numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations

The laws and regulations applicable to the banking industry could change at any time, and numerous regulations required by the Dodd-Frank Act are yet to be adopted.  Therefore, we cannot predict the impact of these changes on our business or profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, such regulation may not put us at a competitive disadvantage with respect to other similarly situated banks and holding companies, but our cost of compliance could adversely affect our ability to operate profitably.

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

Risks Related to our Business

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

Our principal revenue producing business is making loans.  When our customers do not repay loans, we suffer losses.  Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience.  We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers.  Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances, unanticipated economic conditions, or otherwise.

Our assets include substantial amounts of real estate acquired through foreclosure or in settlement of loans, which we may not be able to sell without incurring additional losses.

We have acquired, and expect to continue to acquire, substantial amounts of real estate through foreclosure or settlement of loans in default. When we acquire such real estate, it is written down to its estimated fair market value less the estimated costs of selling.  If we cannot sell the property for that amount we will incur additional loss which, for one or more properties, could materially reduce our earnings.

Our business is concentrated in the Upstate area of South Carolina, and, as has been the case over the prior two years, a downturn in the economy of the area, a decline in area real estate values, or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Upstate area of South Carolina.  As a result, our financial condition and results of operations are affected by changes in the Upstate economy.  Over the past three years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures.  If the economic recession and general decline in Upstate area real estate values or other adverse economic conditions continue, we would expect continuing decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans.  The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in the Upstate and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.  The longer such adverse economic conditions persist, the greater the adverse impact on us will be.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to enabling financial institutions to serve customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs.  Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services.  Many of our competitors have substantially greater resources to invest in technological improvements.

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

The market price of our common stock may continue to decline.

The market prices of many financial institution equity securities, including ours, have declined significantly over the past three years in response to the financial crises affecting the banking system and financial markets.  There can be no assurance that such declines will not continue.

We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

We may issue additional securities to raise additional capital, to support growth, or to make acquisitions.  Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.  The issuance of substantial amounts of additional securities could reduce shareholders’ proportionate ownership of the Company.

We do not plan to pay cash dividends in the foreseeable future.

We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future.  We plan to use the funds that might otherwise be available to pay dividends to expand our business and increase our capital.

Declaration and payment of dividends are within the discretion of our board of directors.  Our bank will be our most likely source of funds with which to pay cash dividends.  Our bank’s declaration and payment of future dividends to us are within the discretion of the bank’s board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  The bank’s payment of dividends is also subject to various regulatory requirements and considerations.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties

The Bank owns in fee simple with no major encumbrances, the real property where its corporate offices and banking offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 449 Highway 123 Bypass in Seneca, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 2007 East Greenville Street in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; and 1101 East Main Street in Westminster, South Carolina.  The Westminster branch is currently operating in a modular facility.  Management of the Bank believes the Bank’s facilities are suitable and adequate for the Company’s needs.

The Company also holds 47 properties acquired through foreclosure or in settlement of loans.  All of the properties are being marketed for sale.

In 2007, the Company purchased real property near Powdersville, South Carolina, to be used for future expansion.  The Company has not established a budget or a schedule for construction on the property.

Item 3.  Legal Proceedings

The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Bank’s business and operations.

Item 4.  (Removed and Reserved)

PART II

The portions of the 2010 Annual Report to Shareholders incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Market for Common Stock and Dividends” and in Note I to the Company’s Consolidated Financial Statements under the caption “Restrictions on Subsidiary Dividends, Loans or Advances” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 (the “2010 Annual Report”) is incorporated herein by reference.  The information set forth in Part I, Item 1 of this Form 10-K under the caption “Effect of Government Regulation -- Payment of Dividends” is also incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

The Company did not purchase any equity securities during the fourth quarter of 2010.

Item 6.  Selected Financial Data

The information set forth under the caption “Financial Summary” in the 2010 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon, set forth in the 2010 Annual Report are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Based on the evaluation required by 17 C.F.R.  Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R.  Sections 240.13a-15(e) or 240.15d-15(e)),  the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

Management’s Report on Internal Control Over Financial Reporting

The report set forth under the caption “Management’s Report on Internal Control Over Financial Reporting” set forth in the 2010 Annual Report is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

The Company is continually seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in modifications to its processes throughout the Company.  However, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2010 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Management of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in conjunction with the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days of the Corporation’s fiscal year end, is incorporated herein by reference.

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

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is responsible for seeing that audits of the Company’s financial statements are conducted annually.  An independent registered public accounting firm is employed for that purpose by the Board of Directors upon recommendation of the Audit Committee.  Reports on these audits are reviewed by the Committee upon receipt and a report thereon is made to the Board at its next meeting.  The Audit Committee is comprised of Messrs.  Edwards, Hamrick, Thrift and Winchester, each of whom is independent as defined in the Nasdaq Rules.  The Audit Committee does not have a written charter.

Audit Committee Financial Expert

The Company’s board of directors has determined that the Company does not have an “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K  promulgated by the Securities and Exchange Commission, serving on its audit committee.  The Company’s audit committee is a committee of directors who are independent of the Company and its management.  After reviewing the experience and training of all of the Company’s independent directors, the board of directors has concluded that no independent director meets the SEC’s very demanding definition.  Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an “audit committee financial expert” serving on the Company’s audit committee.  The Company’s audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful.  Accordingly, the Company does not believe that it needs to have an “audit committee financial expert” on its audit committee.

Item 11.  Executive Compensation

The information set forth under the captions “Management Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2010 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)(2)

Equity compensation plans approved by security holders	309,089	$11.82	0

Equity compensation plans not approved by security holders	0	0	0

Total	309,089	$11.82	0
(1)
These include  shares that may be issued upon exercise of options outstanding at December 31, 2010 under the 1998 Stock Option Plan (see note 2 below).  The Company’s 1989 Stock Option Plan previously expired, and all remaining options thereunder expired in 2010.  No further options may be issued or exercised under the 1989 Plan.

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

Item 13.  Certain  Relationships  and Related  Transactions,  and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Governance Matters -- Director Independence” in the Proxy Statement is incorporated herein by reference.  The members of our Audit and Compensation Committees are all independent as defined in the Nasdaq Stock Market, Inc.  Marketplace Rules.  Our entire Board of Directors serves as our Nominating Committee.  Frederick D.  Shepherd, Jr., our President and Chief Executive Officer, is the only member of our Board of Directors who is not independent as defined by such rules.

PART IV

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Schedules

-	Report of Independent Registered Public Accounting Firm.
-	Consolidated Balance Sheets - December 31, 2010 and 2009
-	Consolidated Statements of Income - Years ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
-	Notes to Consolidated Financial Statements
(3)  Exhibits

Exhibit No (from item 601 of Regulation S-K)	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998, and Current Report on Form 8-K, filed February 9, 2009.)

3.2	By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the “1997 10-KSB”))

4	Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

10.1	Community First Bank Incentive Stock Agreement with Frederick D.Shepherd, Jr. (Incorporated by reference to the 1997 10-KSB)

10.2	Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

10.3	Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

10.4	Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2010

21	Subsidiaries of the registrant

23	Consent of J. W. Hunt & Company, L.L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	18 U.S.C. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANCORPORATION

Date: March 31, 2011	By:	s/Frederick D. Shepherd, Jr.
Frederick D. Shepherd, Jr.
Its President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

s.Larry S. Bowman	Vice Chairman and Director	March 31, 2011
(Larry S. Bowman)

s/William M. Brown	Director and Secretary	March 31, 2011
(William M. Brown)

s/Robert H. Edwards	Director	March 31, 2011
(Robert H. Edwards)

s/Blake L. Griffith	Director	March 31, 2011
(Blake L. Griffith)

s/John R. Hamrick	Director	March 31, 2011
(John R. Hamrick)

s/James E. McCoy	Chairman and Director	March 31, 2011
(James E. McCoy)

s/Frederick D. Shepherd, Jr.	Director, President, Chief	March 31, 2011
(Frederick D. Shepherd, Jr.)	Executive Officer, Treasurer and
Principal Financial Officer

s/Gary V. Thrift	Director	March 31, 2011
(Gary V. Thrift)

s/James E. Turner	Director	March 31, 2011
(James E. Turner)

s/Charles L. Winchester	Director	March 31, 2011
(Charles L. Winchester)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998, and Current Report on Form 8-K, filed February 9, 2009.)

3.2	By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the “1997 10-KSB”))

4	Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

10.1	Community First Bank Incentive Stock Agreement with Frederick D.Shepherd, Jr. (Incorporated by reference to the 1997 10-KSB)

10.2	Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

10.3	Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

10.4	Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2010

21	Subsidiaries of the registrant

23	Consent of J. W. Hunt & Company, L.L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	18 U.S.C. Section 1350 Certifications