Form 10-Q
period 2011-03-31
COMMUNITY FIRST BANCORP
filed 2011-05-13
CIK 1047446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011	Commission File No. 000-29640

COMMUNITY FIRST BANCORPORATION
 (Exact name of registrant as specified in its charter)

South Carolina	58-2322486
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

449 HIGHWAY 123 BYPASS
SENECA, SOUTH CAROLINA  29678
 (Address of principal executive offices, zip code)

(864) 886-0206
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

Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, no par or stated value, 3,972,976 Shares Outstanding on May 9, 2011.

COMMUNITY FIRST BANCORPORATION

FORM 10-Q

Index

PART I –                 FINANCIAL INFORMATION

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Changes in Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 6. Exhibits	28

SIGNATURE	29

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

COMMUNITY FIRST BANCORPORATION
Consolidated Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$1,991	$1,711
Interest bearing deposits due from banks	30,797	39,171
Cash and cash equivalents	32,788	40,882
Securities available-for-sale	170,953	169,369
Securities held-to-maturity (fair value $6,144 for 2011
and $6,817 for 2010)	5,746	6,389
Other investments	1,363	1,363
Loans	247,640	256,834
Allowance for loan losses	(5,839)	(5,756)
Loans - net	241,801	251,078
Premises and equipment - net	8,082	8,170
Accrued interest receivable	2,393	2,491
Bank-owned life insurance	9,755	9,666
Foreclosed assets	11,505	11,395
Other assets	4,785	4,956

Total assets	$489,171	$505,759

Liabilities
Deposits
Noninterest bearing	$47,780	$46,844
Interest bearing	386,244	398,466
Total deposits	434,024	445,310
Accrued interest payable	1,172	1,698
Short-term borrowings	-	5,000
Long-term debt	6,500	6,500
Other liabilities	2,182	1,939
Total liabilities	443,878	460,447

Shareholders' equity
Preferred stock - Series A - non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized;
issued and outstanding - 3,150 shares	3,126	3,126
Preferred stock - no par value; 9,995,000 shares authorized;
None issued and outstanding	-	-
Common stock - no par value; 10,000,000 shares authorized;
issued and outstanding - 3,972,976 for 2011 and
3,972,976 for 2010	39,931	39,931
Additional paid-in capital	748	748
Retained earnings	1,532	1,396
Accumulated other comprehensive (loss) income	(44)	111
Total shareholders' equity	45,293	45,312

Total liabilities and shareholders' equity	$489,171	$505,759

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Income
	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except per share)
Interest income
Loans, including fees	$3,623	$4,004
Interest bearing deposits due from banks	28	38
Securities
Taxable	1,124	1,285
Tax-exempt	177	199
Other investments	2	-
Total interest income	4,954	5,526
Interest expense
Time deposits $100M and over	562	733
Other deposits	870	1,419
Long-term debt	64	76
Total interest expense	1,496	2,228
Net interest income	3,458	3,298
Provision for loan losses	1,250	1,125
Net interest income after provision	2,208	2,173
Other income
Service charges on deposit accounts	260	301
Debit card transaction fees	183	136
Credit life insurance commissions	1	4
Increase in value of bank-owned life insurance	89	92
Other income	55	3
Total other income	588	536
Other expenses
Salaries and employee benefits	1,220	1,119
Net occupancy expense	139	145
Furniture and equipment expense	79	90
Amortization of computer software	97	112
FDIC insurance expense	232	398
Debit card transaction expenses	116	100
Other expense	704	521
Total other expenses	2,587	2,485
Income before income taxes	209	224
Income tax expense	34	17
Net income	175	207
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	(59)	(59)
Net income available to common shareholders	$116	$148

Per common share*
Net income	$0.03	$0.04
Net income, assuming dilution	0.03	0.04
__________________
* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 16, 2010.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

		(Unaudited)
						Accumulated
	Shares of			Additional		Other
	Common	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
			(Dollars in thousands)

Balance, January 1, 2010	3,782,415	$3,126	$38,923	$748	$1,434	$587	$44,818
Comprehensive income:
Net income	-	-	-	-	207	-	207
Unrealized holding gains and losses
on available-for-sale securities
arising during the period, net of	.
income taxes of $487	-	-	-	-	-	871	871
Total other comprehensive income							871
Total comprehensive income							1,078
Dividends paid on preferred stock	-	-	-	-	(39)	-	(39)
Exercise of employee stock options	1,744	-	17	-	-	-	17
Balance, March 31, 2010	3,784,159	$3,126	$38,940	$748	$1,602	$1,458	$45,874

Balance, January 1, 2011	3,972,976	$3,126	$39,931	$748	$1,396	$111	$45,312
Comprehensive income:
Net income	-	-	-	-	175	-	175
Unrealized holding gains and losses
on available-for-sale securities
arising during the period, net of	.
income taxes of $87	-	-	-	-	-	(155)	(155)
Total other comprehensive income							(155)
Total comprehensive income							20
Dividends paid on preferred stock	-	-	-	-	(39)	-	(39)
Balance, March 31, 2011	3,972,976	$3,126	$39,931	$748	$1,532	$(44)	$45,293

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows
	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Operating activities
Net income	$175	$207
Adjustments to reconcile net income to net
cash provided by operating activities
Provision for loan losses	1,250	1,125
Depreciation	93	97
Amortization of net loan fees and costs	17	(13)
Securities accretion and premium amortization	268	294
Writedowns of foreclosed assets	45	-
Loss (gain) on sale of foreclosed assets	29	(2)
Increase in cash surrender value of bank-owned life insurance	(89)	(92)
Decrease (increase) in interest receivable	98	(628)
(Decrease) increase in interest payable	(526)	553
Decrease in prepaid expenses and other assets	258	482
Increase in other accrued expenses	243	173
Net cash provided by operating activities	1,861	2,196

Investing activities
Purchases of available-for-sale securities	(23,965)	(47,927)
Maturities, calls and paydowns of securities available-for-sale	21,871	26,289
Maturities, calls and paydowns of securities held-to-maturity	643	678
Net decrease (increase) in loans made to customers	7,502	(1,491)
Purchases of premises and equipment	(5)	(15)
Additional investment in foreclosed assets	-	(29)
Proceeds of sale of foreclosed assets	324	177
Net cash provided (used) by investing activities	6,370	(22,318)

Financing activities
Net increase in demand deposits, interest
bearing transaction accounts and savings accounts	6,516	1,629
Net (decrease) increase in certificates of deposit and other
time deposits	(17,802)	31,494
Decrease in short-term borrowings	(5,000)	-
Cash dividends paid on preferred stock	(39)	(39)
Exercise of employee stock options	-	17
Net cash (used) provided by financing activities	(16,325)	33,101
(Decrease) increase in cash and cash equivalents	(8,094)	12,979
Cash and cash equivalents, beginning	40,882	47,483
Cash and cash equivalents, ending	$32,788	$60,462

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION
Consolidated Statements of Cash Flows - continued
	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for
Interest	$2,022	$1,675
Income taxes	-	-
Net transfers from loans to foreclosed assets	508	255
Noncash investing and financing activities:
Other comprehensive income (loss)	(155)	871

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements
(Dollar amounts in thousands, except per share)

Accounting Policies – A summary of significant accounting policies is included in Community First Bancorporation’s (the “Company,” “our,” “we,” “us,” and similar references) Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Investment Securities – The following table presents information about amortized cost, unrealized gains, unrealized losses, and estimated fair values of securities:

		March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(Dollars in thousands)
Available-for-sale
Mortgage-backed securities
issued by US Government
agencies	$1,061	$59	$-	$1,120	$1,128	$52	$-	$1,180
Government sponsored
enterprises (GSEs)	126,692	654	1,684	125,662	130,492	863	1,495	129,860
Mortgage-backed securities
issued by GSEs	26,139	944	18	27,065	20,145	983	-	21,128
State, county and
municipal	17,130	217	241	17,106	17,432	130	361	17,201
Total	$171,022	$1,874	$1,943	$170,953	$169,197	$2,028	$1,856	$169,369

Held-to-maturity
Mortgage-backed securities
issued by US Government
agencies	$-	$-	$-	$-	$-	$-	$-	$-
Government sponsored
enterprises	-	-	-	-	-	-	-	-
Mortgage-backed securities
issued by GSEs	5,746	398	-	6,144	6,389	428	-	6,817
State, county and
municipal	-	-	-	-	-	-	-	-
Total	$5,746	$398	$-	$6,144	$6,389	$428	$-	$6,817

The amortized cost and estimated fair value of securities by contractual maturity are shown below:

		March 31, 2011
Available-for-sale at fair value	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in thousands)
Non-mortgage-backed securities issued by GSEs	$-	$34,919	$50,546	$40,197	$125,662
State, county and municpal issuers	-	533	3,990	12,583	17,106
	-	35,452	54,536	52,780	142,768
Mortgage-backed securities issued by:
US Government agencies					1,120
GSEs					27,065
Total available-for-sale					$170,953

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$5,746
Total held-to-maturity					$5,746

The estimated fair values and gross unrealized losses of all of the Company’s investment securities whose fair values were less than amortized cost as of March 31, 2011 which had not been determined to be other-than-temporarily impaired are presented below.  The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date.  The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
Government-sponsored
enterprises (GSEs)	$75,384	$1,684	$-	$-	$75,384	$1,684
Mortgage-backed securities
issued by GSEs	3,971	18	-	-	3,971	18
State, county and
municipal securities	6,469	188	457	53	6,926	241
Total	$85,824	$1,890	$457	$53	$86,281	$1,943

Held-to-maturity
GSEs	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	December 31, 2010
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
GSEs	$60,543	$1,495	$-	$-	$60,543	$1,495
Mortgage-backed securities
issued by GSEs	-	-	-	-	-	-
State, county and
municipal securities	9,648	306	455	55	10,103	361
Total	$70,191	$1,801	$455	$55	$70,646	$1,856

Held-to-maturity
GSEs	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

As of March 31, 2011, 78 securities had been continuously in an unrealized loss position for less than 12 months and one security had been continuously in an unrealized loss position for 12 months or more.  We do not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of government-sponsored enterprises and state, county and municipal government issuers.  We also believe that the impairments resulted from current credit market conditions.  There have been no defaults or failures by any of the issuers to remit periodic interest payments as required, nor are we aware that any such issuer has given notice that it expects it will be unable to make any such future payment according to the terms of its bond agreement.  Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold those investments until a recovery of fair value, including until maturity.  Furthermore, we do not believe that we will be required to sell any such securities prior to recovery of the unrealized losses.  Substantially all of the state, county and municipal securities were rated at least “investment grade” by either S&P or Moody’s, or both, as of March 31, 2011.

Our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time.  These securities are carried in the “other investments” category in the Consolidated Balance Sheets.  Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the Company’s subsidiary.  We evaluate this security for impairment based on the probability of ultimate recovery of the acquisition cost.  No impairment has been recognized based on this evaluation.

During the first three months of 2011, we did not sell any securities, nor were there any transfers of available-for-sale securities to other categories.

Loans – Loans consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and industrial	$19,714	$20,474
Real estate- construction	21,315	23,730
Real estate - mortgage	183,796	187,940
Consumer installment	22,815	24,690
Total	247,640	256,834
Allowance for loan losses	(5,839)	(5,756)
Loans - net	$241,801	$251,078

The following table provides information about the payment status of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
As of March 31, 2011	(Dollars in thousands)
Commercial, financial and
industrial	$80	$24	$1,117	$1,221	$18,493	$19,714
Real estate- construction	224	32	7,176	7,432	13,883	21,315
Real estate - mortgage	778	214	11,908	12,900	170,896	183,796
Consumer installment	187	69	387	643	22,172	22,815
Total	$1,269	$339	$20,588	$22,196	$225,444	$247,640

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
As of December 31, 2010	(Dollars in thousands)
Commercial, financial and
industrial	$254	$214	$855	$1,323	$19,151	$20,474
Real estate- construction	485	662	6,082	7,229	16,501	23,730
Real estate - mortgage	1,834	2,093	8,974	12,901	175,039	187,940
Consumer installment	294	256	433	983	23,707	24,690
Total	$2,867	$3,225	$16,344	$22,436	$234,398	$256,834

Nonaccrual loans totaled $20,588 and $16,344 as of March 31, 2011 and December 31, 2010, respectively.  Troubled debt restructurings not including such loans that are included in nonaccrual loans, totaled $12,506 as of March 31, 2011 and $5,547 as of December 31, 2010.  As of March 31, 2011 and December 31, 2010, we had no loans past due 90 days or more and still accruing interest.

Loans that we grade Management Attention and Special Mention are not believed to represent more than a minimal likelihood of loss.  Those grades indicate that a change in the borrowers’ circumstances, or some other event, has occurred such that an elevated level of monitoring is warranted.  Such loans are generally evaluated collectively for purposes of estimating the allowance for loan losses.  Loans graded Substandard are believed to present a moderate likelihood of loss due the presence of well-defined weakness in the borrowers’ financial condition such as a change in their demonstrated repayment history, the effects of lower collateral values combined with other financial difficulties the borrowers may be experiencing, or deterioration of other indicators of the borrowers’ ability to service the loan as agreed.  Loans graded Doubtful are believed to present a high likelihood of loss due to severe deterioration of a borrowers’ financial condition, severe past due status and/or substantial deterioration of collateral value, or other factors.  Loans graded Substandard and Doubtful are evaluated individually for impairment.  Management updates the internal risk grading system no less often than monthly.  The following table provides information about how we grade loans internally.

	Internally Assigned Risk Grade
	Management Attention	Special Mention	Substandard	Doubtful	Total
As of March 31, 2011	(Dollars in thousands)
Commercial, financial and industrial	$3,301	$2,717	$1,585	$-	$7,603
Real estate- construction	3,894	251	11,372	-	15,517
Real estate - mortgage	26,093	7,957	22,312	-	56,362
Consumer installment	1,398	706	1,062	-	3,166
	$34,686	$11,631	$36,331	$-	$82,648

	Internally Assigned Risk Grade
	Management Attention	Special Mention	Substandard	Doubtful	Total
As of December 31, 2010	(Dollars in thousands)
Commercial, financial and industrial	$524	$577	$1,385	$-	$2,486
Real estate- construction	1,953	2,980	7,953	-	12,886
Real estate - mortgage	12,628	8,326	12,795	237	33,986
Consumer installment	1,177	684	806	-	2,667
	$16,282	$12,567	$22,939	$237	$52,025

Impaired loans generally are nonaccrual loans, loans that are 90 days or more delinquent as to principal or interest payments, and other loans where, based on current information and events, it is probable that we will be unable to collect principal and interest payments according to the contractual terms of the loan agreements, including loans whose terms have been modified in a troubled debt restructuring.  A loan is not considered to be impaired, however, if any periods of delay or shortfalls of amounts expected to be collected are insignificant or if we expect that we will be able to collect all amounts due including interest accrued at the contractual interest rate during the period of delay.

Following is a summary of our impaired loans, by class:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
As of March 31, 2011	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial and industrial	$586	$586	$-	$377	$3
Real estate- construction	15,511	16,027	-	9,201	122
Real estate - mortgage	12,934	13,801	-	11,475	23
Consumer installment	294	294	-	314	4

With an allowance recorded:
Commercial, financial and industrial	$793	$793	$592	$780	$-
Real estate- construction	743	922	284	795	-
Real estate - mortgage	2,000	2,270	859	3,680	1
Consumer installment	233	233	135	200	-

Total:
Commercial, financial and industrial	$1,379	$1,379	$592	$1,157	$3
Real estate - construction and mortgage	31,188	33,020	1,143	25,151	146
Consumer installment	527	527	135	514	4
Total	$33,094	$34,926	$1,870	$26,822	$153

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
As of December 31, 2010	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial and industrial	$167	$167	$-	$73	$-
Real estate- construction	2,890	3,462	-	2,569	13
Real estate - mortgage	9,989	10,638	-	7,761	118
Consumer installment	334	334	-	262	-

With an allowance recorded:
Commercial, financial and industrial	$767	$767	$515	$455	$-
Real estate- construction	846	874	45	1,523	41
Real estate - mortgage	5,360	5,529	1,632	6,465	-
Consumer installment	166	166	66	273	-

Total:
Commercial, financial and industrial	$934	$934	$515	$528	$-
Real estate - construction and mortgage	19,085	20,503	1,677	18,318	172
Consumer installment	500	500	66	535	-
Total	$20,519	$21,937	$2,258	$19,381	$172

The following table provides information about how we evaluated loans for impairment, the amount of the allowance for loan losses estimated for loans subjected to each type of evaluation, and the related total amounts, by portfolio segment as of each date indicated:

	Secured by
	Real Estate	Other	Total
As of March 31, 2011	(Dollars in thousands)
Allowance for credit losses
Ending balance	$4,124	$1,715	$5,839
Ending balance - individually
evaluated for impairment	$1,143	$727	$1,870
Ending balance - collectively
evaluated for impairment	$2,981	$988	$3,969

Loans
Ending balance	$205,111	$42,529	$247,640
Ending balance - individually
evaluated for impairment	$31,188	$1,906	$33,094
Ending balance - collectively
evaluated for impairment	$173,923	$40,623	$214,546

	Secured by
	Real Estate	Other	Total
As of December 31, 2010	(Dollars in thousands)
Allowance for credit losses
Ending balance	$3,753	$2,003	$5,756
Ending balance - individually
evaluated for impairment	$1,504	$754	$2,258
Ending balance - collectively
evaluated for impairment	$2,249	$1,249	$3,498

Loans
Ending balance	$211,520	$45,314	$256,834
Ending balance - individually
evaluated for impairment	$18,425	$2,094	$20,519
Ending balance - collectively
evaluated for impairment	$193,095	$43,220	$236,315

During the three months ended March 31, 2011, we continued to experience higher than normal (pre-recession) amounts of net charge-offs, and relatively high levels of past due and nonaccrual loans.  These and other measures of credit quality, as well as continuing weakness in real estate prices, relatively low levels of activity in the real estate market and the continuing high unemployment in our market areas, indicate that our loan customers and collateral values remain under stress.  Accordingly, we have recorded higher than normal provision and allowance for loan losses to recognize those conditions.   We have not changed our accounting policy or the methodology used to estimate the allowance for loan losses since December 31, 2010.  The following table provides information about activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

	Secured by
	Real Estate	Other	Total
For the three months ended March 31, 2011	(Dollars in thousands)
Allowance for credit losses
Balance, January 1, 2011	$3,753	$2,003	$5,756
Provision charged to expense	1,436	(186)	1,250
Recoveries	-	49	49
Charge-offs	(1,065)	(151)	(1,216)
Balance at March 31, 2011	$4,124	$1,715	$5,839

Earnings Per Common Share – Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed by dividing applicable net income by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options.  It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company’s common stock at the average market price during the period.  All 2010 per share information has been retroactively adjusted to give effect to a 5% stock dividend effective December 16, 2010.  Net income per common share and net income per common share, assuming dilution, were computed as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands,
	except per share amounts)

Net income per common share, basic
Numerator - net income available to common shareholders	$116	$148
Denominator
Weighted average common shares issued and outstanding	3,972,976	3,972,451
Net income per common share, basic	$.03	$.04

Net income per common share, assuming dilution
Numerator - net income available to common shareholders	$116	$148
Denominator
Weighted average common shares issued and outstanding	3,972,976	3,972,451
Effect of dilutive stock options	-	-
Total shares	3,972,976	3,972,451
Net income per common share, assuming dilution	$.03	$.04

Stock-Based Compensation – Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan.  A total of 271,581 unexpired and non-forfeited options outstanding under the plan remain exercisable until their expiration dates.

Income Taxes – Net deferred tax assets totaled $2,330 as of March 31, 2011.  Based on available carrybacks and our projections of future federal taxable income, we believe it is more likely than not that we will be able to realize the related tax benefits.  Approximately $554 of these net deferred tax assets is supported by available carrybacks and $1,776 is dependent upon projected future taxable income.  Consequently, no valuation allowance for net deferred tax assets was recorded as of March 31, 2011 or December 31, 2010.

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

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$-	$170,953	$-

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$-	$169,369	$-

Level 2 inputs for our securities available-for-sale are obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities.  Not all of the inputs listed apply to each individual security at each measurement date.  The independent third party assigns specific securities into an “asset class” for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities.  At March 31, 2011 and December 31, 2010, all securities were valued using Level 2 inputs, as described above.

The following is a summary of the measurement attributes applicable to assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2011 and the twelve month period ended December 31, 2010 and which remained outstanding at the end of each period:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Description		(Dollars in thousands)
Collateral-dependent impaired loans		$-	$20,274	$-
Land held for sale		-	139	-
Foreclosed assets			5,903

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Description		(Dollars in thousands)
Collateral-dependent impaired loans		$-	$20,312	$-
Land held for sale		-	139	-
Foreclosed assets			11,395

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

Accounting standards require disclosure of the estimated fair value of certain on-balance sheet and off-balance sheet financial instruments and the methods and assumptions used to estimate their fair values.  A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.  Affected financial instruments that are not carried at fair value on the Consolidated Balance Sheets are discussed below.  Accordingly, these fair value disclosures provide only a partial estimate of the Company’s fair value.

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

The fair value of FHLB stock is estimated at its cost.  The FHLB historically has redeemed its outstanding stock at that value.

Fair values are estimated for loans using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and credit quality.  We do not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product give rise to a concentration of credit risk.

The fair value of deposits with no stated maturity (noninterest bearing demand, interest bearing transaction accounts and savings) is estimated as the amount payable on demand, or carrying amount, as required by the ASC.  The fair value of time deposits is estimated using a discounted cash flow calculation that applies rates currently offered to aggregate expected maturities.

The fair values of short-term borrowings, if any, approximate their carrying amounts.

The fair values of fixed rate long-term debt instruments are estimated using discounted cash flow analyses, based on the borrowing rates currently in effect for similar borrowings.  The fair values of variable rate long-term debt instruments are estimated at the carrying amount.

The following table presents the carrying amounts and fair values of our financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$1,991	$1,991	$1,711	$1,711
Interest bearing deposits due from banks	30,797	30,797	39,171	39,171
Securities available-for-sale	170,953	170,953	169,369	169,369
Securities held-to-maturity	5,746	6,144	6,389	6,817
Federal Home Loan Bank stock	1,363	1,363	1,363	1,363
Loans - net	241,801	242,604	251,079	252,385
Accrued interest receivable	2,393	2,393	2,491	2,491
Financial liabilities
Deposits	434,024	434,889	445,310	446,763
Accrued interest payable	1,172	1,172	1,698	1,698
Short-term borrowings	-	-	5,000	5,000
Long-term debt	6,500	6,529	6,500	6,528

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

The following is a summary of the notional or contractual amounts and estimated fair values of our off-balance-sheet financial instruments:

	March 31, 2011		December 31, 2010
	Notional/	Estimated	Notional/	Estimated
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Off-balance sheet commitments
Loan commitments	$23,197	$-	$26,834	$-
Standby letters of credit	869	-	869	-

Other Expenses – Other expenses consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Salaries and employee benefits	$1,220	$1,119
Net occupancy expense	139	145
Furniture and equipment expense	79	90
Amortization of computer software	97	112
FDIC insurance expense	232	398
Debit card transaction expenses	116	100
Other expense
Stationery, printing and postage	89	87
Telephone	62	45
Advertising and promotion	43	24
Professional services	75	122
Directors' compensation	48	35
Foreclosed assets costs and expenses, net	201	55
Data processing expenses	97	113
Other	89	40
Total	$2,587	$2,485

Pending Transaction – On April 25, 2011, our wholly-owned subsidiary bank, Community First Bank, entered into a definitive agreement to acquire Bank of Westminster, Westminster, South Carolina, in an all cash transaction.  Bank of Westminster is privately held and has one office with $30,000 in deposits and $34,000 in total assets as of December 31, 2010.  The transaction, which is subject to approval by Bank of Westminster shareholders as well as state and federal regulators, is expected to close before the fourth quarter of 2011.

New Accounting Pronouncements – In January 2011, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 310, “Receivables,” to temporarily delay the effective date of the disclosures about troubled debt restructurings (“TDRs”) contained in Update 2010-20 for public entities.  This delay is intended to allow the FASB time to complete is deliberations on what constitutes a TDR.  The effective dates for the new disclosures about TDRs and the guidance for what constitutes a TDR will then be coordinated.  The new guidance will be effective for annual and interim periods ending after June 15, 2011 and will be applied retrospectively to the beginning of 2011.

In April 2011, FASB updated ASC Topic 310, “Receivables,” to provide guidance to help creditors in determining whether they have granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  We will be required to apply this guidance in the third quarter of 2011.  The effects of the guidance will be applied retrospectively to January 1, 2011.  Early adoption is permitted.  If, in applying these amendments retrospectively, we identify receivables that are newly considered impaired because of the guidance, we will apply the amendments prospectively for those receivables and will be required to disclose certain information about those receivables at that time.  We have not yet determined whether we will adopt the provisions of this guidance early, nor have we determined the effect that implementing this guidance will have on our financial condition or results of operations.

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

•	the risks related to acquiring other financial institutions;
•	changes in laws and regulations, including tax, banking and securities laws and regulations;
•	changes in the requirements of regulatory authorities;
•	changes in accounting policies, rules and practices;
•	cost and difficulty of implementing changes in technology and products;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Changes in Financial Condition

During the first three months of 2011, cash and cash equivalents decreased by $8,094 and loans decreased by $9,194.  Funding sources decreased as interest bearing deposits declined by $12,222 and short-term borrowings decreased by $5,000.  Currently, we are focused on identifying and managing problems in our existing loan portfolio.  To that end, we monitor for changes in our borrowers’ payment behavior and look for other indicators that they might be facing increasing difficulty in meeting their obligations, including staying abreast of developments in the local real estate and job markets.

We are also more actively marketing for sale the properties that we have acquired through foreclosure and repossession.  The amount of such properties we hold currently is almost two times the amount we held as of March 31, 2010.   The proceeds we will receive from selling these properties may be used to fund new loans, to acquire securities, or to reduce deposits or other sources of funds.  Continuing to hold the properties is expensive due to the need to provide for property taxes and other amounts that may be assessed against the properties and to keep the properties in marketable condition.  Selling these properties may cause us to realize losses in addition to those already recognized through writedowns that may have been taken against the loan for which the property served as collateral or which may have been provided for since the property was acquired.  During the first three months of 2011, we sold four such properties for proceeds of $324 and realized net losses of $29 on those sales.  We also acquired properties totaling $508 and provided $45 for estimated valuation allowances during that period.

On April 25, 2011, our wholly-owned subsidiary bank, Community First Bank, entered into a definitive agreement to acquire Bank of Westminster, Westminster, South Carolina, in an all cash transaction.  Bank of Westminster is privately held and has one office with approximately $30,000 in deposits and $34,000 in total assets as of December 31, 2010.  The transaction is subject to approval by Bank of Westminster shareholders and federal and state regulators.  We expect to close this transaction before the fourth quarter of 2011.

Results of Operations

We recorded consolidated net income of $175 for the first three months of 2011 compared with $207 for the same period of 2010.  After deducting $59 in each period applicable to preferred stock dividends and not available to common shareholders, net income per common share was $.03 for the first three months of 2011 compared with $.04 per common share for the first quarter of 2010.  Net income per common share, assuming dilution was $.03 for the 2011 three months and $.04 for the 2010 period.  Net income per common share amounts for 2010 have been retroactively adjusted to reflect a five percent stock dividend effective December 16, 2010.

	Summary Income Statement
	(Dollars in thousands)
For the Three Months Ended March 31,	2011	2010	Dollar Change	Percentage Change
Interest income	$4,954	$5,526	$(572)	-10.4%
Interest expense	1,496	2,228	(732)	-32.9%
Net interest income	3,458	3,298	160	4.9%
Provision for loan losses	1,250	1,125	125	11.1%
Noninterest income	588	536	52	9.7%
Noninterest expenses	2,587	2,485	102	4.1%
Income tax expense	34	17	17	100.0%
Net income	175	207	(32)	-15.5%
Preferred stock dividends paid or accumulated	(59)	(59)	-	0.0%
Net income available to common shareholders	$116	$148	$(32)	-21.6%

Net Interest Income

Net interest income is the principal source of our earnings.  For the first quarter of 2011, net interest income totaled $3,458, an increase of $160 or 4.9% over the amount for the same period of 2010.  The yield on interest earning assets decreased to 4.17% for the 2011 period, compared with 4.51% for the 2010 period, and the average rates paid for interest bearing liabilities were 1.45% and 2.09%, respectively.  Most significantly, we reduced the average cost of interest bearing time deposits in the 2011 three-month period to 1.81% compared with 2.49% for the same period of 2010.  The average interest rate spread for the 2011 period was 30 basis points higher than for the 2010 period and net yield on earning assets increased to 2.91% in the 2011 period from 2.69% for the 2010 period.

Average loans in the 2011 period were $252,187, a decrease of $14,138, or 5.3%, from the amount for the same period of 2010.  The effect of this volume decrease, coupled with a 27 basis point decrease in the yield earned on loans, led to a $381 decrease in interest and fees on loans for the 2011 period from $4,004 for the 2010 period.  Management estimates that approximately $163 of previously accrued interest income related to nonaccrual loans was reversed against income during the 2011 period compared with $220 during the 2010 period.

Average taxable securities for the 2011 quarter were $19,246 more than for the same period of 2010.  The yield earned on such securities in the 2011 period was 84 basis points lower than the yield during the same 2010 period and led to a $161 reduction in income from such securities during the 2011 period.

Interest rates paid for interest-bearing deposits decreased to 1.41% for the 2011 period, compared with 2.06% for the 2010 period due to our response to prevailing lower rates generally.  The majority of our time deposit accounts are issued with original maturities of 12 months or less.  Consequently, the rates we pay for such deposits generally follow the trends of overall market rates.  Recently, due to low demand for loans and because other earning assets are not priced attractively, we have not sought to retain maturing time deposits.  Some of those deposits have been retained as interest bearing transaction accounts at a much lower interest rate.

Average Balances, Yields and Rates
Three Months Ended March 31,
	2011			2010
	Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
(Dollars in thousands)
Assets
Interest-bearing deposits due from banks	$50,011	$28	0.23%	$68,712	$38	0.22%
Securities
Taxable	160,766	1,124	2.84%	141,520	1,285	3.68%
Tax exempt (2)	17,327	177	4.14%	19,514	199	4.14%
Total investment securities	178,093	1,301	2.96%	161,034	1,484	3.74%
Other investments	1,363	2	0.60%	1,307	-	0.00%
Loans (2) (3) (4)	252,187	3,623	5.83%	266,325	4,004	6.10%
Total interest earning assets	481,654	4,954	4.17%	497,378	5,526	4.51%
Cash and due from banks	2,305			1,987
Allowance for loan losses	(5,767)			(5,969)
Unrealized securities gains (losses)	(115)			1,610
Premises and equipment	8,124			8,563
Other assets	28,723			23,418
Total assets	$514,924			$526,987

Liabilities and shareholders' equity
Interest bearing deposits
Interest bearing transaction accounts	$74,568	$87	0.47%	$56,450	$84	0.60%
Savings	41,713	31	0.30%	36,235	27	0.30%
Time deposits $100M and over	126,334	562	1.80%	141,530	733	2.10%
Other time deposits	168,015	752	1.82%	189,113	1,308	2.81%
Total interest bearing
deposits	410,630	1,432	1.41%	423,328	2,152	2.06%
Long-term debt	6,500	64	3.99%	8,000	76	3.85%
Total interest bearing
liabilities	417,130	1,496	1.45%	431,328	2,228	2.09%
Noninterest bearing demand deposits	49,152			46,419
Other liabilities	3,427			4,036
Shareholders' equity	45,215			45,204
Total liabilities and shareholders'
equity	$514,924			$526,987
Interest rate spread			2.72%			2.42%
Net interest income and net yield
on earning assets		$3,458	2.91%		$3,298	2.69%
Interest free funds supporting earning
assets	$64,524			$66,050
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

Provision and Allowance for Loan Losses

We provided $1,250 and $1,125 for loan losses in the first quarters of 2011 and 2010, respectively.  As of March 31, 2011, the allowance for loan losses was 2.36% of loans compared with 2.24% of loans at December 31, 2010 and 2.31% as of March 31, 2010.  During the 2011 three month period, net charge-offs totaled $1,167, compared with $993 in net charge offs during the same period of 2010.  As of March 31, 2011, nonaccrual loans totaled $20,588 and there were no loans 90 days or more past due and still accruing interest.  Approximately 93% of those nonaccrual loans were secured by real estate.  As of March 31, 2010, nonaccrual loans totaled $16,445 and there were no loans 90 days or more past due and still accruing interest.  The activity in the allowance for loan losses is summarized in the table below:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in thousands)
Allowance at beginning of period	$5,756	$6,052	$6,052
Provision for loan losses	1,250	4,525	1,125
Net charge-offs	(1,167)	(4,821)	(993)
Allowance at end of period	$5,839	$5,756	$6,184
Allowance as a percentage of loans outstanding
at period end	2.36%	2.24%	2.31%
Loans at end of period	$247,640	$256,834	$267,504

Impaired and Potential Problem Loans

The following table provides information about the amounts of and changes in impaired loans during the periods indicated.

		90 Days or
		More Past Due	Troubled	Total	Percentage
	Nonaccrual	and Still	Debt	Impaired	of Total
	Loans	Accruing	Restructurings	Loans	Loans
	(Dollars in thousands)
January 1, 2009	$11,799	$-	$-	$11,799	4.36%
Net change	2,835	-	-	2,835
March 31, 2009	14,634	-	-	14,634	5.31%
Net change	2,882	-	-	2,882
June 30, 2009	17,516	-	-	17,516	6.41%
Net change	(2,632)	-	-	(2,632)
September 30, 2009	14,884	-	-	14,884	5.52%
Net change	(1,014)	-	-	(1,014)
December 31, 2009	13,870	-	-	13,870	5.19%
Net change	2,575	-	-	2,575
March 31, 2010	16,445	-	-	16,445	6.15%
Net change	(603)	-	-	(603)
June 30, 2010	15,842	-	-	15,842	5.97%
Net change	(880)	-	2,988	2,108
September 30, 2010	14,962	-	2,988	17,950	6.85%
Net change	1,382	-	2,469	3,851
December 31, 2010	16,344	-	5,457	21,801	8.49%
Net change	4,244	-	7,049	11,293
March 31, 2011	$20,588	$-	$12,506	$33,094	13.36%

As of March 31, 2011, we had troubled debt restructurings (“TDRs”) totaling $12,506 that are not included in the amounts of nonaccrual loans or loans 90 days past due and still accruing in the table above.  Approximately 98% of the amount of those TDRs have collateral consisting of real estate.  TDRs are considered to be impaired loans.

Potential problem loans include loans, other than impaired loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms.  Such loans are generally included in the amounts of Management Attention and Special Mention loans included in the table captioned “Internally Assigned Risk Grade” included in the section captioned “Loans” in the Notes to Consolidated Financial Statements.

South Carolina’s 9.9% unemployment rate was the tenth highest rate of unemployment of the 50 states as of March 2011.  The state’s unemployment rate was 12.2% for March 2010.  The unemployment rates for Oconee and Anderson Counties were 9.7% and 9.0%, respectively, for March 2011 compared with 13% each for March 2010.  Worsening of this condition or a continuation of the existing prolonged period of elevated levels, significant increases in prices for fuel and food, continuing declines in the values of homes and other real properties, declining demand for products manufactured locally, and other events could continue to have adverse effects on those areas and potentially lead to further deterioration of the abilities of our loan customers to repay their debts.  These events could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Noninterest Income

Noninterest income was $588 for the first quarter of 2011, compared with $536 for the first quarter of 2010.  Service charges on deposit accounts in the 2011 period were $260 representing a decrease of $41 from the prior year period as a result of lower volumes of chargeable account activity by our customers.  Debit card transaction fees for the 2011 period increased by $47 from the 2010 amount.  Other income for the 2011 period was $52 more than for the 2010 period.

Noninterest Expenses

Noninterest expenses were $2,587 for the first quarter of 2011, compared with $2,485 for the first quarter of 2010, representing an increase of $102 or 4.1%.  Salaries and employee benefits increased by $101, or 9.0%, to $1,220.

FDIC insurance expense decreased to $232 for the 2011 period from $398 for the 2010 period due to lower amounts subject to the FDIC’s assessment base, primarily deposits.  Expenses related to FDIC insurance have increased in recent periods due to a higher assessment base, increases in the assessment rate, and special assessments imposed by the Federal Deposit Insurance Corporation.  We believe that future deposit insurance expenses will continue to be higher than we experienced historically.

Expenses associated with foreclosed properties were $201 for the three months ended March 31, 2011, compared with $55 for the same period of 2010.  The amount for 2011 includes net realized losses of $29 and $45 provided for valuation allowances.  Property tax accruals for the 2011 period were $41 compared with $10 for the 2010 period.  Miscellaneous expenses for foreclosed assets, primarily repairs and maintenance, were $72 and $38 for the three months ended March 31, 2011 and March 31, 2010, respectively

Income Taxes

Income tax expense for the first quarter of 2011 increased by $17 from the amount for the same period of 2010 due to lower net income before income taxes and proportionally lower amounts of tax-exempt investment income.  Tax-exempt interest income was 84.7% of income before income taxes in the 2011 period compared with 88.8% of income before income taxes for the 2010 period.

As of March 31, 2011, we have net deferred tax assets of $2,330.  Approximately $554 is realizable from available carrybacks to prior years’ taxable income.  Realization of the remaining $1,776 is dependent primarily on our ability to generate future taxable income.  Based on our previous operating history and our current earnings forecasts for the next four years, we believe that it is more likely than not that we will generate taxable income in amounts sufficient to recover those assets.  Consequently, we have not provided a valuation allowance for these assets.  However, forecasting necessarily requires that we make assumptions and judgments about uncertain future events.  As more empirical evidence becomes available, or as other events occur that might cause us to revise our assumptions and judgments, it is possible that our forecasts could change and it might then be necessary for us to provide a valuation allowance by a charge to income tax expense to reduce the net deferred tax assets to an amount that we believe is more likely than not to be realized..

For purposes of calculating its regulatory capital ratios as of March 31, 2011, the Bank was required to exclude from capital $1,355 of net deferred tax assets.  Generally, the Bank is required to exclude from Tier 1 and Total capital the lesser of 10% of the Bank’s total assets or the amount of deferred tax assets that exceeds the amount realizable from carryback years plus the amount realizable from federal taxable income for the next twelve months.

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

As of March 31, 2011, the ratio of loans to total deposits was 57.1%, compared with 57.7% as of December 31, 2010.  Total deposits as of March 31, 2011 were $434,024, a decrease of $11,286 or 2.5% from the amount as of December 31, 2010.  Management believes that we have liquidity sources sufficient to meet our operating needs.

Capital Resources

Our capital base decreased by $19 since December 31, 2010 as the result of net income of $175 for the first three months of 2010, minus a $155 decrease in net unrealized gains on available-for-sale securities, net of deferred income tax effects, and minus $39 cash dividends paid on our preferred stock.

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

The March 31, 2011 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the “well capitalized” (Bank only) and minimum ratios under the regulatory definitions and guidelines:

		Total
	Tier 1	Capital	Leverage
Community First Bancorporation	15.0%	16.3%	8.8%
Community First Bank	13.1%	14.4%	7.7%
Minimum "well-capitalized" requirement	6.0%	10.0%	5.0%
Minimum requirement	4.0%	8.0%	4.0%

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

March 31, 2011
(Dollars in
thousands)
Loan commitments	$23,197
Standby letters of credit	869

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.  The Bank receives fees for loan commitments and standby letters of credit.  The amount of such fees was not material for the three months ended March 31, 2011.

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

COMMUNITY FIRST BANCORPORATION

May 13, 2011	/s/ Frederick D. Shepherd, Jr.
Date	Frederick D. Shepherd, Jr., Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

31.   Rule 13a-14(a)/15d-14(a) Certifications

32.  Certifications Pursuant to 18 U.S.C. Section 1350