Form 10-Q
period 2011-06-30
COMMUNITY FIRST BANCORP
filed 2011-08-15
CIK 1047446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011	Commission File No. 000-29640

COMMUNITY FIRST BANCORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	58-2322486
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

449 HIGHWAY 123 BYPASS

SENECA, SOUTH CAROLINA  29678

(Address of principal executive offices, zip code)

(864) 886-0206

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (This is the first report for which an Interactive Data File is required to be filed and posted by the registrant). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, no par or stated value, 3,972,976 Shares Outstanding on August 2, 2011

COMMUNITY FIRST BANCORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$1,913	$1,711
Interest bearing balances due from banks	37,754	39,171
Cash and cash equivalents	39,667	40,882
Securities available-for-sale	158,366	169,369
Securities held-to-maturity (fair value $5,722 for 2011 and $6,817 for 2010)	5,303	6,389
Other investments	1,254	1,363
Loans	237,656	256,834
Allowance for loan losses	(5,953)	(5,756)
Loans - net	231,703	251,078
Premises and equipment - net	8,002	8,170
Accrued interest receivable	2,226	2,491
Bank-owned life insurance	9,841	9,666
Foreclosed assets	15,382	11,395
Net deferred tax assets	1,921	2,233
Other assets	2,114	2,723
Total assets	$475,779	$505,759

Liabilities
Deposits
Noninterest bearing	$46,748	$46,844
Interest bearing	372,453	398,466
Total deposits	419,201	445,310
Accrued interest payable	1,152	1,698
Short-term borrowings	—	5,000
Long-term debt	6,500	6,500
Other liabilities	2,287	1,939
Total liabilities	429,140	460,447

Shareholders’ equity
Preferred stock - Series A - non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized; issued and outstanding - 3,150 shares	3,126	3,126
Preferred stock - no par value; 9,995,000 shares authorized; None issued and outstanding	—	—
Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 3,972,976 for 2011 and 2010	39,931	39,931
Additional paid-in capital	748	748
Retained earnings	1,763	1,396
Accumulated other comprehensive income	1,071	111
Total shareholders’ equity	46,639	45,312
Total liabilities and shareholders’ equity	$475,779	$505,759

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Income

	(Unaudited)
	Period Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands, except per share)

Interest income
Loans, including fees	$3,655	$4,053	$7,278	$8,057
Interest bearing balances due from banks	15	32	43	70
Securities
Taxable	1,108	1,332	2,232	2,617
Tax-exempt	175	197	352	396
Other investments	3	2	5	2
Total interest income	4,956	5,616	9,910	11,142

Interest expense
Time deposits $100M and over	469	746	1,031	1,479
Other deposits	743	1,436	1,613	2,855
Long-term debt	63	73	127	149
Total interest expense	1,275	2,255	2,771	4,483

Net interest income	3,681	3,361	7,139	6,659
Provision for loan losses	1,450	1,125	2,700	2,250
Net interest income after provision	2,231	2,236	4,439	4,409

Other income
Service charges on deposit accounts	268	309	528	610
Debit card transaction fees	198	214	381	350
Net losses on sales of securities available-for-sale	(6)	—	(6)	—
Increase in value of bank-owned life insurance	86	90	175	182
Other income	44	79	100	86
Total other income	590	692	1,178	1,228

Other expenses
Salaries and employee benefits	1,198	1,204	2,418	2,323
Net occupancy expense	134	138	273	283
Furniture and equipment expense	94	96	173	186
Amortization of computer software	99	97	196	209
Debit card transaction expenses	125	123	241	223
FDIC insurance expense	232	235	464	633
Other expense	694	570	1,398	1,091
Total other expenses	2,576	2,463	5,163	4,948

Income before income taxes	245	465	454	689
Income tax expense (benefit)	(26)	66	8	83
Net income	271	399	446	606
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	(40)	(40)	(99)	(99)
Net income available to common shareholders	$231	$359	$347	$507

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Income - continued

	(Unaudited)
	Period Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands, except per share)
Per common share*
Net income	$0.06	$0.09	$0.09	$0.13
Net income, assuming dilution	0.06	0.09	0.09	0.13

* Per common share information has been retroactively adjusted to reflect a 5% stock dividend effective December 16, 2010.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

						Accumulated
	Shares of			Additional		Other
	Common	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balance, January 1, 2010	3,782,415	$3,126	$38,923	$748	$1,434	$587	$44,818
Comprehensive income:
Net income	—	—	—	—	606	—	606
Unrealized holding gains and losses on available-for-sale securities arising during the period, net of income taxes of $817	—	—	—	—	—	1,459	1,459
Total other comprehensive income							1,459
Total comprehensive income							2,065
Dividends paid on preferred stock	—	—	—	—	(79)	—	(79)
Exercise of employee stock options	1,744	—	17	—	—	—	17
Balance, June 30, 2010	3,784,159	$3,126	$38,940	$748	$1,961	$2,046	$46,821

Balance, January 1, 2011	3,972,976	$3,126	$39,931	$748	$1,396	$111	$45,312
Comprehensive income:
Net income	—	—	—	—	446	—	446
Unrealized holding gains and losses on available-for-sale securities arising during the period, net of income taxes of $535	—	—	—	—	—	956	956
Reclassification adjustment, net of income tax effects of $2	—	—	—	—	—	4	4
Total other comprehensive income							960
Total comprehensive income							1,406
Dividends paid on preferred stock	—	—	—	—	(79)	—	(79)
Balance, June 30, 2011	3,972,976	$3,126	$39,931	$748	$1,763	$1,071	$46,639

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Operating activities
Net income	$446	$606
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,700	2,250
Depreciation	186	192
Amortization of net loan fees and costs	36	(21)
Securities accretion and premium amortization	493	661
Net losses on sales of securities available-for-sale	6	—
Increase in value of bank-owned life insurance	(175)	(182)
Writedowns of foreclosed assets	45	—
Net losses (gains) on sale of foreclosed assets	67	(8)
Decrease (increase) in interest receivable	265	(427)
(Decrease) increase in interest payable	(546)	1,038
Decrease in prepaid expenses and other assets	609	856
Deferred income taxes	(225)	—
Increase in other accrued expenses	348	312
Net cash provided by operating activities	4,255	5,277

Investing activities
Purchases of securities available-for-sale	(28,974)	(95,381)
Maturities, calls and paydowns of securities available-for-sale	38,527	58,537
Maturities, calls and paydowns of securities held-to-maturity	1,085	1,253
Proceeds from sales of securities available-for-sale	2,449	—
Proceeds from sales of other investments	109	—
Net decrease (increase) in loans made to customers	11,835	(1,440)
Purchases of premises and equipment	(18)	(67)
Additional investments in foreclosed assets	—	(29)
Proceeds from sale of foreclosed assets	705	461
Net cash provided (used) by investing activities	25,718	(36,666)

Financing activities
Net increase (decrease) in demand deposits, interest bearing transaction accounts and savings accounts	1,182	(3,689)
Net (decrease) increase in certificates of deposit and other time deposits	(27,291)	33,644
Repayments of short-term borrowings	(5,000)	—
Repayments of long-term debt	—	(1,500)
Cash dividends paid on preferred stock	(79)	(79)
Exercise of employee stock options	—	17
Net cash (used) provided by financing activities	(31,188)	28,393
Decrease in cash and cash equivalents	(1,215)	(2,996)
Cash and cash equivalents, beginning	40,882	47,483
Cash and cash equivalents, ending	$39,667	$44,487

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Cash Flows - continued

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for
Interest	$3,317	$3,445
Income taxes	59	4
Net transfers from loans to foreclosed assets	4,804	1,485
Noncash investing and financing activities:
Other comprehensive income	960	1,459

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share)

Accounting Policies — A summary of significant accounting policies is included in Community First Bancorporation’s (the “Company,” “our,” “we,” “us,” and similar references) Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  Certain amounts in the 2010 financial statements have been reclassified to conform to the current presentation.  Such reclassifications had no effect on net income or retained earnings for any period.

Management Opinion — In the opinion of management, the accompanying unaudited consolidated financial statements of Community First Bancorporation reflect all adjustments necessary for a fair presentation of the results of the periods presented.  Such adjustments were of a normal, recurring nature.

Investment Securities — The following table presents information about amortized cost, unrealized gains, unrealized losses, and estimated fair values of securities:

	June 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities issued by US Government agencies	$1,001	$65	$—	$1,066
Government sponsored enterprises (GSEs)	113,947	667	534	114,080
Mortgage-backed securities issued by GSEs	25,497	1,138	—	26,635
State, county and municipal	16,251	401	67	16,585
Total	$156,696	$2,271	$601	$158,366

Held-to-maturity
Mortgage-backed securities issued by US Government agencies	$—	$—	$—	$—
Government sponsored enterprises (GSEs)	—	—	—	—
Mortgage-backed securities issued by GSEs	5,303	419	—	5,722
State, county and municipal	—	—	—	—
Total	$5,303	$419	$—	$5,722

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities issued by US Government agencies	$1,128	$52	$—	$1,180
Government sponsored enterprises (GSEs)	130,492	863	1,495	129,860
Mortgage-backed securities issued by GSEs	20,145	983	—	21,128
State, county and municipal	17,432	130	361	17,201
Total	$169,197	$2,028	$1,856	$169,369

Held-to-maturity
Mortgage-backed securities issued by US Government agencies	$—	$—	$—	$—
Government sponsored enterprises (GSEs)	—	—	—	—
Mortgage-backed securities issued by GSEs	6,389	428	—	6,817
State, county and municipal	—	—	—	—
Total	$6,389	$428	$—	$6,817

The fair value and amortized cost of securities by contractual maturity are shown below:

	June 30, 2011
	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in thousands)
Available-for-sale at fair value
Non-mortgage-backed securities issued by GSEs	$—	$31,045	$47,144	$35,891	$114,080
State, county and municipal issuers	—	533	4,036	12,016	16,585
	—	31,578	51,180	47,907	130,665
Mortgage-backed securities issued by:
US Government agencies					1,066
GSEs					26,635
Total available-for-sale					$158,366

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$5,303
Total held-to-maturity					$5,303

The estimated fair values and gross unrealized losses of our investment securities whose fair values were less than amortized cost as of June 30, 2011 and December 31, 2010 which had not been determined to be other-than-temporarily impaired are presented below.  We evaluate all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date.  The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2011
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
US Government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises (GSEs)	32,440	534	—	—	32,440	534
Mortgage-backed securities issued by GSEs	—	—	—	—	—	—
State, county and municipal securities	1,644	38	481	29	2,125	67
Total	$34,084	$572	$481	$29	$34,565	$601

Held-to-maturity
GSEs	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2010
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
GSEs	$60,543	$1,495	$—	$—	$60,543	$1,495
Mortgage-backed securities issued by GSEs	—	—	—	—	—	—
State, county and municipal securities	9,648	306	455	55	10,103	361
Total	$70,191	$1,801	$455	$55	$70,646	$1,856

Held-to-maturity
GSEs	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

As of June 30, 2011, 31 securities had been continuously in an unrealized loss position for less than 12 months and one security had been continuously in an unrealized loss position for 12 months or more.  As of December 31, 2010, 74 securities had been continuously in an unrealized loss position for less than 12 months and one security had been continuously in an unrealized loss position for 12 months or more.  We do not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of state, county and municipal government issuers and mortgage-backed securities issued by GSEs.  We also believe that the impairments resulted from current credit market disruptions, and note that there have been no failures by the issuers to remit periodic interest payments as required, nor are we aware that any such issuer has given notice that it expects that it will be unable to make any such future payment according to the terms of the bond indenture.  Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold those investments until a recovery of fair value, including until maturity.  Substantially all of the issuers of state, county and municipal securities were rated at least “investment grade” as of June 30, 2011 and December 31, 2010.

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

During the first six months of 2011, we sold two available-for-sale securities for gross proceeds of $2,449 and net losses of $6.  During the first six months of 2010, we had no sales of available-for-sale securities.  There were no transfers of available-for-sale securities to other categories in the 2011 and 2010 six-month periods.

Loans — Loans consisted of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and industrial	$19,325	$20,474
Real estate - construction	17,681	23,730
Real estate - mortgage	178,927	187,940
Consumer installment	21,723	24,690
Total	237,656	256,834
Allowance for loan losses	(5,953)	(5,756)
Loans - net	$231,703	$251,078

The following table provides information about the payment status of loans:

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial, financial and industrial	$217	$28	$1,159	$1,404	$17,921	$19,325
Real estate - construction	224	—	4,272	4,496	13,185	17,681
Real estate - mortgage	2,141	309	9,664	12,114	166,813	178,927
Consumer installment	294	29	394	717	21,006	21,723
Total	$2,876	$366	$15,489	$18,731	$218,925	$237,656

As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(Dollars in thousands)
Commercial, financial and industrial	$254	$214	$855	$1,323	$19,151	$20,474
Real estate - construction	485	662	6,082	7,229	16,501	23,730
Real estate - mortgage	1,834	2,093	8,974	12,901	175,039	187,940
Consumer installment	294	256	433	983	23,707	24,690
Total	$2,867	$3,225	$16,344	$22,436	$234,398	$256,834

Nonaccrual loans totaled $15,489 and $16,344 as of June 30, 2011 and December 31, 2010, respectively.  Troubled debt restructurings, not including such loans that are included in nonaccrual loans, totaled $7,170 as of June 30, 2011 and $5,457 as of December 31, 2010.  As of June 30, 2011 and December 31, 2010, we had no loans past due 90 days or more and still accruing interest.

Loans that we grade Management Attention and Special Mention are not believed to represent more than a minimal likelihood of loss.  Those grades indicate that a change in the borrowers’ circumstances, or some other event, has occurred such that an elevated level of monitoring is warranted.  Such loans are generally evaluated collectively for purposes of estimating the allowance for loan losses.  Loans graded Substandard are believed to present a moderate likelihood of loss due to the presence of well-defined weakness in the borrowers’ financial condition such as a change in their demonstrated payment history, the effects of lower collateral values combined with other financial difficulties the borrowers may be experiencing, or deterioration of other indicators of the borrowers’ ability to service the loan as agreed.  Loans graded Doubtful are believed to present a high likelihood of loss due to severe deterioration of a borrower’s financial condition, severe past due status and/or substantial deterioration of collateral value, or other factors.  Loans graded Substandard or Doubtful are evaluated individually for impairment.  Management updates the internal risk grading system no less often than monthly.  The following table provides information about how we grade loans internally:

	Internally Assigned Risk Grade
As of June 30, 2011	Management Attention	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial, financial and industrial	$1,323	$2,922	$1,800	$—	$6,045
Real estate - construction	2,683	995	7,775	—	11,453
Real estate - mortgage	20,775	9,858	19,365	—	49,998
Consumer installment	1,255	1,002	1,006	—	3,263
	$26,036	$14,777	$29,946	$—	$70,759

	Internally Assigned Risk Grade
As of December 31, 2010	Management Attention	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial, financial and industrial	$524	$577	$1,385	$—	$2,486
Real estate - construction	1,953	2,980	7,953	—	12,886
Real estate - mortgage	12,628	8,326	12,795	237	33,986
Consumer installment	1,177	684	806	—	2,667
	$16,282	$12,567	$22,939	$237	$52,025

Impaired loans generally are nonaccrual loans, loans that are 90 days or more delinquent as to principal or interest payments, and other loans where, based on current information and events, it is probable that we will be unable to collect principal and interest payments according to the contractual terms of the loan agreements, including loans whose terms have been modified in a troubled debt restructuring.  A loan is not considered to be impaired, however, if any periods of delay or shortfalls of amounts expected to be collected are insignificant or if we expect that we will be able to collect all amounts due including accrued interest during the period of delay.

Following is a summary of our impaired loans, by class:

As of June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial and industrial	$250	$250	$—	$209	$5
Real estate - construction	2,399	3,249	—	2,645	—
Real estate - mortgage	9,767	10,254	—	9,878	46
Consumer installment	11	11	—	173	1

With an allowance recorded:
Commercial, financial and industrial	$1,080	$1,080	$830	$924	$3
Real estate - construction	1,589	1,617	19	1,218	—
Real estate - mortgage	2,134	2,570	1,184	3,747	19
Consumer installment	496	496	228	331	9

Total:
Commercial, financial and industrial	$1,330	$1,330	$830	$1,133	$8
Real estate - construction and mortgage	15,889	17,690	1,203	17,488	65
Consumer installment	507	507	228	504	10
Total	$17,726	$19,527	$2,261	$19,125	$83

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial and industrial	$167	$167	$—	$73	$—
Real estate - construction	2,890	3,462	—	2,569	13
Real estate - mortgage	9,989	10,638	—	7,761	118
Consumer installment	334	334	—	262	—

With an allowance recorded:
Commercial, financial and industrial	$767	$767	$515	$455	$—
Real estate - construction	846	874	45	1,523	41
Real estate - mortgage	5,360	5,529	1,632	6,465	—
Consumer installment	166	166	66	273	—

Total:
Commercial, financial and industrial	$934	$934	$515	$528	$—
Real estate - construction and mortgage	19,085	20,503	1,677	18,318	172
Consumer installment	500	500	66	535	—
Total	$20,519	$21,937	$2,258	$19,381	$172

The following table provides information about how we evaluated loans for impairment, the amount of the allowance for loan losses estimated for loans subjected to each type of evaluation, and the related total amounts, by portfolio segment as of date indicated:

	Secured by
As of June 30, 2011	Real Estate	Other	Total
	(Dollars in thousands)
Allowance for credit losses
Ending balance	$3,956	$1,997	$5,953
Ending balance - individually evaluated for impairment	$1,203	$1,058	$2,261
Ending balance - collectively evaluated for impairment	$2,753	$939	$3,692

Loans
Ending balance	$196,608	$41,048	$237,656
Ending balance - individually evaluated for impairment	$15,889	$1,837	$17,726
Ending balance - collectively evaluated for impairment	$180,719	$39,211	$219,930

	Secured by
As of December 31, 2010	Real Estate	Other	Total
	(Dollars in thousands)
Allowance for credit losses
Ending balance	$3,753	$2,003	$5,756
Ending balance - individually evaluated for impairment	$1,504	$754	$2,258
Ending balance - collectively evaluated for impairment	$2,249	$1,249	$3,498

Loans
Ending balance	$211,520	$45,314	$256,834
Ending balance - individually evaluated for impairment	$18,425	$2,094	$20,519
Ending balance - collectively evaluated for impairment	$193,095	$43,220	$236,315

During the six months ended June 30, 2011, we continued to experience higher-than-normal (pre-recession) amounts of net charge-offs and relatively high levels of past due and nonaccrual loans.  These and other measures of credit quality, as well as continuing weakness in real estate prices, relatively low levels of activity in the real estate market and the continuing high unemployment in our market areas, indicate that our loan customers and collateral values remain under stress.  Accordingly, we have recorded higher-than-normal provision and allowance for loan losses to recognize those conditions.  We have not changed our accounting policy or the methodology used to estimate the allowance for loan losses since December 31, 2010.  The following table provides information about activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011:

	Secured by
For the six months ended June 30, 2011	Real Estate	Other	Total
	(Dollars in thousands)
Allowance for credit losses
Balance, January 1, 2011	$3,753	$2,003	$5,756
Provision charged to expense	2,420	280	2,700
Recoveries	—	55	55
Charge-offs	(2,217)	(341)	(2,558)
Balance at June 30, 2011	$3,956	$1,997	$5,953

Earnings Per Share — Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options.  It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of our common stock at the average market price during the period.  All 2010 per share information was retroactively adjusted to give effect to a 5% stock dividend effective December 16, 2010.  Stock options outstanding for the periods presented were not dilutive because the exercise prices were greater than the market value of the underlying shares.  Net income per common share and net income per share, assuming dilution, were computed as follows:

	Period Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Net income per common share, basic
Numerator - net income available to common shareholders	$231	$359	$347	$507
Denominator
Weighted average common shares issued and outstanding	3,972,976	3,973,367	3,972,976	3,972,451

Net income per common share, basic	$.06	$.09	$.09	$.13

Net income per common share, assuming dilution
Numerator - net income available to common shareholders	$231	$359	$347	$507
Denominator
Weighted average common shares issued and outstanding	3,972,976	3,973,367	3,972,976	3,972,451
Effect of dilutive stock options	—	—	—	—
Total common shares	3,972,976	3,973,367	3,972,976	3,972,451
Net income per common share, assuming dilution	$.06	$.09	$.09	$.13

Stock-Based Compensation — Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan.  A total of 271,581 unexpired and non-forfeited options outstanding under the plan remain exercisable until their expiration dates.

Income Taxes — Net deferred tax assets totaled $1,921 as of June 30, 2011.  Approximately $554 of these net deferred tax assets is supported by available carrybacks and $1,367 is dependent upon projected future taxable income.  Based on the available carrybacks and our projections of future federal taxable income, we believe it is more likely than not that we will be able to realize the related tax benefits.  Consequently, no valuation allowance for net deferred tax assets was recorded as of June 30, 2011 and December 31, 2010.

Fair Value Measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.  A three-level hierarchy is used for fair value measurements based upon the transparency of the inputs to the valuation of an asset or liability as of the measurement date.  In developing estimates of the fair values of assets and liabilities, no consideration of large position discounts for financial instruments quoted in active markets is allowed.  However, an entity is required to consider its own creditworthiness when valuing its liabilities.  For disclosure purposes, fair values for assets and liabilities are shown in the level of the hierarchy that correlates with the lowest level input that is significant to the fair value measurement in its entirety.

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

The following is a summary of the measurement attributes applicable to assets that are measured at fair value on a recurring basis:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$—	$158,366	$—

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$—	$169,369	$—

Level 2 inputs for our securities available-for-sale are obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities.  Not all of the inputs listed apply to each individual security at each measurement date.  The independent third party assigns specific securities into an “asset class” for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities.  At June 30, 2011 and December 31, 2010, all of our securities available-for-sale were valued using Level 2 inputs, as described above.

We did not have any liabilities measured at fair value on a recurring basis at either period end.

The following is a summary of the measurement attributes applicable to assets measured at fair value on a non-recurring basis during the six month period ended June 30, 2011 and the twelve month period ended December 31, 2010 and which remained outstanding at the end of each period:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Collateral-dependent impaired loans		$—	$17,726	$—
Land held for sale		—	139	—
Foreclosed assets		—	15,382	—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Collateral-dependent impaired loans		$—	$20,312	$—
Land held for sale		—	139	—
Foreclosed assets		—	11,395	—

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

The value of other real estate obtained through loan foreclosure is adjusted, if needed, upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal, less the estimated costs to sell.  Similarly, the fair value of repossessions is measured by reference to dealers’ quotes or other market information believed to reliably reflect the value of the specific property held.  Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition.  Losses recognized when loans are initially transferred to or otherwise included in any of the categories shown above are reported as loan losses.  Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other income or other expenses, as applicable.

We did not have any liabilities measured at fair value on a non-recurring basis at either period end.

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

Fair values are estimated for loans using discounted cash flow analyses, based on interest rates currently offered for loans with similar terms and credit quality.  We do not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product give rise to a concentration of credit risk.

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

The following table presents the carrying amounts and fair values of our financial instruments:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$1,913	$1,913	$1,711	$1,711
Interest bearing deposits due from banks	37,754	37,754	39,171	39,171
Securities available-for-sale	158,366	158,336	169,369	169,369
Securities held-to-maturity	5,303	5,722	6,389	6,817
Federal Home Loan Bank stock	1,254	1,254	1,363	1,363
Loans	231,703	233,759	251,078	252,385
Accrued interest receivable	2,226	2,226	2,491	2,491
Financial liabilities
Deposits	419,201	420,818	445,310	446,763
Accrued interest payable	1,152	1,152	1,698	1,698
Short-term borrowings	—	—	5,000	5,000
Long-term debt	6,500	6,524	6,500	6,528

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

The following is a summary of the notional or contractual amounts and estimated fair values of the Company’s off-balance sheet financial instruments:

	June 30, 2011		December 31, 2010
	Notional/	Estimated	Notional/	Estimated
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Off-balance sheet commitments
Loan commitments	$28,462	$—	$26,834	$—
Standby letters of credit	1,224	—	869	—

Other Expenses — Other expenses consisted of the following:

	Period Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands)
Salaries and employee benefits	$1,198	$1,204	$2,418	$2,323
Net occupancy expense	134	138	273	283
Furniture and equipment expense	94	96	173	186
Amortization of computer software	99	97	196	209
Debit card transaction expenses	125	123	241	223
FDIC insurance expense	232	235	464	633
Other expense
Stationery, printing and postage	73	75	162	162
Telephone	48	58	110	103
Advertising and promotion	50	33	93	57
Professional services	153	139	228	261
Directors’ compensation	35	43	83	78
Foreclosed assets costs and expenses, net	205	85	406	140
Other	130	137	316	290
Total	$2,576	$2,463	$5,163	$4,948

Pending Transaction — On April 25, 2011, our wholly-owned subsidiary bank, Community First Bank, entered into a definitive agreement to acquire Bank of Westminster, Westminster, South Carolina, in an all cash transaction.  Bank of Westminster is privately held and has one office with $28,000 in deposits and $30,000 in total assets as of June 30, 2011.  The transaction, which is subject to approval by Bank of Westminster shareholders as well as state and federal regulators, is expected to close during the fourth quarter of 2011.

New Accounting Pronouncements —In April 2011, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 310, “Receivables” to provide guidance to help creditors in determining whether they have granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  We will be required to apply this guidance in the third quarter of 2011.  The effects of the guidance will be applied retrospectively to January 1, 2011.  Early adoption is permitted.  If, in applying these amendments retrospectively, we identify receivables that are newly considered impaired because of the guidance, we will apply the amendments prospectively for those receivables and will be required to disclose certain information about those receivables at that time.  We have not yet determined the effect that implementing this guidance will have on our financial condition or results of operations.

In May 2011, FASB updated ASC Topic 820 “Fair Value Measurements” to more closely align fair value measurement and disclosure requirements in U. S. Generally Accepted Accounting Principles (“GAAP”) with the requirements of International Financial Reporting Standards (“IFRS”).  This Update changes the wording of some of the GAAP requirements, including clarifying the intent about the application of existing fair value measurement and disclosure requirements and expanding the disclosures required about fair value measurements.  The amendments in the Update are effective for public entities for periods beginning after December 15, 2011 and are to be applied prospectively.  Early application is not permitted for public entities.  We have not yet determined the effect that implementing this guidance will have on our financial condition or results of operations.

In June 2011, FASB updated ASC Topic 220 “Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The Update is also intended to facilitate convergence of GAAP and IFRS.  The Update requires that all entities that report any items of comprehensive income in any period presented will present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are required for public entities for fiscal years and interim periods within those years beginning after December 31, 2011 and are to be applied retrospectively.  Although early application is permitted, we do not plan to implement this Update until its mandatory effective date.  Because this Update affects only presentation matters, it is not expected to result in any effect on our financial condition or results of operations when implemented.

CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the securities laws.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.

All statements that are not historical facts are statements that could be “forward-looking statements.” You can identify these forward-looking statements through the use of words such as “may,” “will,” “should,” “could,” “would,” “expect,” “anticipate,” “assume,” indicate,” “contemplate,” “seek,” “plan,” “predict,” “target,” “potential,” “believe,” “intend,” “estimate,” “project,” “continue,” or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

•                               lack of sustained growth and disruptions in the economies of the Company’s market areas, including, but not limited to, declining real estate values and increasing levels of unemployment;

•                               government monetary and fiscal policies;

•                               the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•                               the effects of credit rating downgrades on the values of investment securities issued or guaranteed by various governments and governmental agencies, including the United States of America;

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

•                               ability to realize anticipated tax benefits;

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

Item 2. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts, except per share data, are in thousands)

Changes in Financial Condition

During the first six months of 2011, we focused on identifying and managing problem loans, more actively marketing foreclosed assets acquired by the Bank, and preparing for the anticipated merger of Community First Bank and Bank of Westminster.  The unemployment rates for Oconee and Anderson Counties, South Carolina were 11.3% and 11.1%, respectively for June 2011, compared with 11.5% for each county in June 2010 and, for December 2010, 11.1% for Oconee County and 10.8% for Anderson County.

Because the underlying economic conditions have not improved significantly in our market areas, we continue to experience high levels of nonaccrual and past due loans and elevated incidences of foreclosures and repossessions.  Activity in real estate transactions continues to be below normal and the values of properties remain at unusually lower levels.

Due to decreased demand for quality loans and the low interest rates available on securities, we have not been aggressive in replacing maturing time deposits.  To facilitate the decrease in deposits, we used some of the proceeds of securities called or otherwise disposed and loan payments received to repay the matured deposits.  Consequently, our total assets decreased by approximately $30,000 during the first six months of 2011 and the Company’s leverage ratio increased from 8.8% as of December 31, 2010 to 9.1% as of June 30, 2011.  Similarly, Community First Bank’s leverage ratio increased from 7.9% as of December 31, 2010 to 8.2% as of June 30, 2011.

We believe that our liquidity position continues to provide us with sufficient flexibility to fund loan requests or make investments in securities at attractive yields, and to meet normal demands for deposit withdrawals by our customers.  Management also believes that our current balance sheet positions maintain our exposures to changes in interest rates at acceptable levels.

Results of Operations

Three Months Ended June 30, 2011 and 2010

We recorded consolidated net income of $271 for the second quarter of 2011 compared with $399 for the second quarter of 2010.  After deducting amounts applicable to dividends on preferred stock and not available to common shareholders, net income per common share and net income per common share, assuming dilution was $.06 for the 2011 quarter and $.09 for the 2010 period.  Net income per common share amounts for 2010 were retroactively adjusted to reflect a five percent stock dividend effective December 16, 2010.

Net interest income for the 2011 second quarter was $3,681, an increase of $320, or 9.5%, over the 2010 second quarter.  Total interest income for the 2011 second quarter was $660 lower than for the same 2010 quarter, primarily due to lower amounts of loans outstanding and lower rates earned on investment securities.  Total interest expense for the 2011 quarter was $980 lower than for the same period of 2010, primarily due to lower interest rates paid for deposits and, to a lesser extent, lower average amounts of deposits outstanding.

The provision for loan losses for the second quarter of 2011 increased by $325 over the amount for the same period of 2010 due to continuing elevated amounts of net charge-offs, nonaccrual loans and potential problem loans.  These negative factors are the result of continuing weak economic conditions, especially with respect to lower valuations for commercial and residential real estate, and high levels of unemployment.  Until the economic environment improves, we expect that relatively large provisions for loan losses will be needed.

Noninterest income for the second quarter of 2011 was $102 lower than for the same period of 2010.  Service charges on deposit accounts for the 2011 three-month period were $41 lower than for the same 2010 period and fees earned for originating mortgage loans decreased by $36.  Noninterest expense for the 2011 second quarter increased by $113 from the amount recorded for the same 2010 period, primarily as a result of higher expenses related to the acquisition and carrying of foreclosed assets.  Our FDIC deposit insurance expense for the second quarter of 2011 is little changed from the amount expensed in the same period of 2010, due to lower amounts of insured deposits and our withdrawal from the

FDIC’s Transaction Account Guarantee Program during the 2010 period.  All deposit accounts continue to be insured up to the $250,000 limit currently in effect.

	Summary Income Statement
	(Dollars in thousands)
For the Three Months Ended June 30,	2011	2010	Dollar Change	Percentage Change
Interest income	$4,956	$5,616	$(660)	-11.8%
Interest expense	1,275	2,255	(980)	-43.5%
Net interest income	3,681	3,361	320	9.5%
Provision for loan losses	1,450	1,125	325	28.9%
Noninterest income	590	692	(102)	-14.7%
Noninterest expenses	2,576	2,463	113	4.6%
Income tax expense (benefit)	(26)	66	(92)	-139.4%
Net income	271	399	(128)	-32.1%
Preferred stock dividends paid or accumulated	(40)	(40)	—	0.0%
Net income available to common shareholders	$231	$359	$(128)	-35.7%

Six Months Ended June 30, 2011 and 2010

We recorded consolidated net income of $446 for the six months ended June 30, 2011, compared with $606 for the first half of 2010.  After deducting amounts applicable to dividends on preferred stock and not available to common shareholders, net income per common share was $.09 and $.13 for the 2011 and 2010 six-month periods, respectively.  No potentially dilutive stock options were outstanding at either June 30, 2011 or June 30, 2010.  Net income per share amounts for 2010 have been retroactively adjusted to reflect a five percent stock dividend effective December 16, 2010.

Net interest income for the first six months of 2011 increased by $480, or 7.2%, from the 2010 amount.  Total interest income decreased by $1,232, primarily due to lower average amounts of loans and lower rates earned on taxable securities.  Total interest expense for the 2011 six-month period was $1,712 less than for the same 2010 period due to lower rates paid on deposits and lower average amounts of time deposits outstanding in the 2011 period.

Noninterest income for the first six months of 2011 decreased by $50 from the amount for the same period of 2010, primarily as a result of lower amounts of service charges on deposit accounts.

Noninterest expenses for the 2011 period increased by $215 or 4.3% over the amount for the 2010 six-month period.  Salaries and employee benefits increased by $95 and expenses related to foreclosed assets increased by $266.    Expenses for FDIC deposit insurance were $169 lower than for the prior year period due to stabilization of the assessment rate and a reduction in the amount of the assessment base from the prior year amounts.

	Summary Income Statement
	(Dollars in thousands)
For the Six Months Ended June 30,	2011	2010	Dollar Change	Percentage Change
Interest income	$9,910	$11,142	$(1,232)	-11.1%
Interest expense	2,771	4,483	(1,712)	-38.2%
Net interest income	7,139	6,659	480	7.2%
Provision for loan losses	2,700	2,250	450	20.0%
Noninterest income	1,178	1,228	(50)	-4.1%
Noninterest expenses	5,163	4,948	215	4.3%
Income tax expense	8	83	(75)	-90.4%
Net income	446	606	(160)	-26.4%
Preferred stock dividends paid or accumulated	(99)	(99)	—	0.0%
Net income available to common shareholders	$347	$507	$(160)	-31.6%

Net Interest Income

Three Months Ended June 30, 2011 and 2010

The average yield on interest earning assets decreased to 4.44% for the 2011 three-month period from 4.50% for the 2010 three-month period, primarily due to lower average amounts of loans in the 2011 period.  Also contributing to the lower yield was a reduction of the yield on taxable securities from 3.34% for the 2010 three-month period to 2.83% for the 2011 three-month period.  Interest rates paid for deposits were lower in the 2011 period as well.  The average rate paid for interest-bearing liabilities during the 2011 three-month period was 1.33%, compared with 2.07% in the same period of 2010.  As a result of these factors, the average interest rate spread for the 2011 period was 68 basis points higher than for the 2010 period.

“Floors” on the rates for some variable rate loans prevented loan rates from falling further while a significant amount of time deposits were not renewed at maturity.  Generally, the time deposits that were renewed at maturity, or that have been acquired recently, carry lower rates than previously due to the low market rates currently in effect.

	Average Balances, Yields and Rates
	Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$30,090	$15	0.20%	$53,216	$32	0.24%
Securities
Taxable	157,165	1,108	2.83%	160,150	1,332	3.34%
Tax exempt (2)	17,059	175	4.11%	19,380	197	4.08%
Total investment securities	174,224	1,283	2.95%	179,530	1,529	3.42%
Other investments	1,305	3	0.92%	1,307	2	0.61%
Loans (2) (3) (4)	242,375	3,655	6.05%	266,219	4,053	6.11%
Total interest earning assets	447,994	4,956	4.44%	500,272	5,616	4.50%
Cash and due from banks	2,018			1,916
Allowance for loan losses	(5,766)			(6,276)
Valuation allowance - available-for-sale securities	881			2,621
Premises and equipment	8,042			8,498
Other assets	30,287			22,336
Total assets	$483,456			$529,367

Liabilities and shareholders’ equity
Interest bearing deposits
Interest bearing transaction accounts	$79,534	$94	0.47%	$52,550	$83	0.63%
Savings	20,059	22	0.44%	29,947	30	0.40%
Time deposits $100M and over	118,624	469	1.59%	150,994	746	1.98%
Other time deposits	161,227	627	1.56%	194,955	1,323	2.72%
Total interest bearing deposits	379,444	1,212	1.28%	428,446	2,182	2.04%
Long-term debt	6,500	63	3.89%	7,868	73	3.72%
Total interest bearing liabilities	385,944	1,275	1.33%	436,314	2,255	2.07%
Noninterest bearing demand deposits	48,386			42,969
Other liabilities	3,251			3,745
Shareholders’ equity	45,875			46,339
Total liabilities and shareholders’ equity	$483,456			$529,367
Interest rate spread			3.11%			2.43%
Net interest income and net yield on earning assets		$3,681	3.30%		$3,361	2.69%
Interest free funds supporting earning assets	$62,050			$63,958

(1)  Yields and rates are annualized

(2)  Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.

(3)  Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(4)  Includes immaterial amounts of loan fees.

Six Months Ended June 30, 2011 and 2010

For the first half of 2011, the average yield on interest earning assets was 4.30%, compared with 4.50% for the 2010 period.  Yields were either lower or only slightly higher on substantially all significant types of earning assets in the 2011 period.  Loan yields decreased slightly because, on average, relatively more loans were on nonaccrual status in the 2011 six month period.  Yields on taxable securities continue to decline as securities that were obtained in previous periods with higher rates are redeemed currently.

Average rates paid on interest-bearing deposits were lower in the 2011 period as well, averaging 1.35% compared with 2.05% in the 2010 six-month period.  Decreases in interest rates paid resulted from the Federal Reserve’s ongoing policy to maintain certain interest rates within its purview at low levels.

	Average Balances, Yields and Rates
	Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$39,996	$43	0.22%	$60,921	$70	0.23%
Securities
Taxable	158,956	2,232	2.83%	150,887	2,617	3.50%
Tax exempt (2)	17,192	352	4.13%	19,446	396	4.11%
Total investment securities	176,148	2,584	2.96%	170,333	3,013	3.57%
Other investments	1,334	5	0.76%	1,307	2	0.31%
Loans (2) (3) (4)	247,254	7,278	5.94%	266,272	8,057	6.10%
Total interest earning assets	464,732	9,910	4.30%	498,833	11,142	4.50%
Cash and due from banks	2,160			1,952
Allowance for loan losses	(5,766)			(6,123)
Valuation allowance - available-for- sale securities	386			2,118
Premises and equipment	8,083			8,530
Other assets	29,508			22,874
Total assets	$499,103			$528,184

Liabilities and shareholders’ equity
Interest bearing deposits
Interest bearing transaction accounts	$77,065	$181	0.47%	$54,489	$167	0.62%
Savings	30,826	53	0.35%	33,073	57	0.35%
Time deposits $100M and over	122,458	1,031	1.70%	146,288	1,479	2.04%
Other time deposits	164,602	1,379	1.69%	192,050	2,631	2.76%
Total interest bearing deposits	394,951	2,644	1.35%	425,900	4,334	2.05%
Long-term debt	6,500	127	3.94%	7,934	149	3.79%
Total interest bearing liabilities	401,451	2,771	1.39%	433,834	4,483	2.08%
Noninterest bearing demand deposits	48,767			44,685
Other liabilities	3,338			3,890
Shareholders’ equity	45,547			45,775
Total liabilities and shareholders’ equity	$499,103			$528,184
Interest rate spread			2.91%			2.42%
Net interest income and net yield on earning assets		$7,139	3.10%		$6,659	2.69%
Interest free funds supporting earning assets	$63,281			$64,999

(1)  Yields and rates are annualized

(2)  Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.

(3)  Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,450 for the second quarter of 2011, compared with $1,125 for the second quarter of 2010.  For the first half of 2011, the provision for loan losses was $2,700, compared with $2,250 for the first half of 2010.  At June 30, 2011, the allowance for loan losses was 2.50% of loans, up from 2.24% at December 31, 2010 and 2.42% at June 30, 2010.

For the first six months of 2011, net charge-offs totaled $2,503 compared with $1,875 in net charge offs during the same period of 2010.  The higher levels of charge-offs in 2011 reflect the continuing distressed conditions in our local economies, especially lower real estate values.  No particular industries or groups of borrowers are disproportionately represented among the loans charged off.  If local economic conditions and real estate values do not improve, it is likely that we will continue to experience elevated levels of both net charge-offs and provisions for loan losses.  The activity in the allowance for loan losses is summarized in the table below:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010
	(Dollars in thousands)
Allowance at beginning of period	$5,756	$6,052	$6,052
Provision for loan losses	2,700	4,525	2,250
Net charge-offs	(2,503)	(4,821)	(1,875)
Allowance at end of period	$5,953	$5,756	$6,427
Allowance as a percentage of loans outstanding at period end	2.50%	2.24%	2.42%
Loans at end of period	$237,656	$256,834	$265,349

Impaired and Potential Problem Loans

	Nonaccrual Loans	90 Days or More Past Due and Still Accruing	Troubled Debt Restructurings	Total Nonperforming Loans	Percentage of Total Loans
	(Dollars in thousands)
January 1, 2009	$11,799	$—	$—	$11,799	4.36%
Net change	2,835	—	—	2,835
March 31, 2009	14,634	—	—	14,634	5.31%
Net change	2,882	—	—	2,882
June 30, 2009	17,516	—	—	17,516	6.41%
Net change	(2,632)	—	—	(2,632)
September 30, 2009	14,884	—	—	14,884	5.52%
Net change	(1,014)	—	—	(1,014)
December 31, 2009	13,870	—	—	13,870	5.19%
Net change	2,575	—	—	2,575
March 31, 2010	16,445	—	—	16,445	6.15%
Net change	(603)	—	—	(603)
June 30, 2010	15,842	—	—	15,842	5.97%
Net change	(880)	—	2,988	2,108
September 30, 2010	14,962	—	2,988	17,950	6.85%
Net change	1,382	—	2,469	3,851
December 31, 2010	16,344	—	5,457	21,801	8.49%
Net change	4,244	—	7,049	11,293
March 31, 2011	20,588	—	12,506	33,094	13.36%
Net change	(4,334)	—	(5,336)	(9,670)
June 30, 2011	$16,254	$—	$7,170	$23,424	9.86%

As of June 30, 2011, we had troubled debt restructurings (“TDRs”) totaling $7,170 that are not included in the amounts of nonaccrual loans or loans 90 days past due and still accruing in the table above.  Approximately 97% of the amount of those TDRs have collateral consisting of real estate.  TDRs are considered to be impaired loans.

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

South Carolina’s 10.5% unemployment rate as of June 2011 was not significantly different from the 10.7% previously reported for June 2010.  The unemployment rates for Oconee and Anderson Counties were approximately 11.3% and 11.1%, respectively, for June 2011 compared with 11.5% for each of those counties as of June 2010.  The unemployment rates for both counties increased in each of May and June 2011 on a month-to-month basis.  The prolonged period of high unemployment and generally poor economic conditions has caused many individuals and companies to deplete their cash reserves.  When economic activity again becomes more robust and employment levels increase more broadly and on a sustained basis, we expect that many of our customers will need to replenish those reserves before they can again repay their debts in an orderly manner.  As a result, we believe that there will be a prolonged period during which the ability of some of our loan customers to repay their debts will be reduced, which could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Foreclosed Assets

During the first six months of 2011, foreclosed assets increased by $3,987 to $15,382.  In that period, we acquired seventeen foreclosed real estate properties with current carrying values totaling $4,798.  We sold six foreclosed real estate properties that had carrying values of $597 for proceeds of $530, realizing net losses of $67, and recorded valuation allowances totaling $45 during that period.

During the first half of 2011, we acquired one repossessed property which has a carrying value of $6 and sold two repossessed properties for proceeds of $175 with no gain or loss recognized.

Foreclosed assets represent a significant challenge.  In addition to their status as non-earning assets, the expenses of carrying these properties are substantial.  Such expenses are included in noninterest expenses and may include expenses for items such as property taxes, utilities, maintenance and repairs, and property owner fees.  Consequently, we are dedicating more time and resources to our efforts to dispose of these assets in a prudent manner.

Noninterest Income

Noninterest income totaled $590 for the second quarter of 2011 compared with $692 for the second quarter of 2010.  Net losses on sales of securities available-for-sale were $6 in the 2011 period.  There were no such sales in the 2010 period.  Service charges on deposit accounts were $41 lower for the 2011 period due to lower incidences of insufficient funds transactions.  Similarly, transaction fees for debit cards for the 2011 period decreased by $16 from the amount for the 2010 period.

For the six months ended June 30, 2011, noninterest income totaled $1,178 compared with $1,228 for the first half of 2010.  Service charges and fees for deposit accounts were $82 lower for the 2011 period due to a decrease in the level of chargeable consumer activity.  Debit card transaction fees increased by $31, however, due to increased activity in the first quarter of 2011.  Net losses on sales of securities available-for-sale were $6 for the 2011 six-month period, with no such activity in the 2010 period.

Noninterest Expenses

Noninterest expenses totaled $2,576 for the second quarter of 2011 compared with $2,463 for the second quarter of 2010, representing an increase of $113.  Expenses related to foreclosed assets were $120 more in the 2011 three-month period than they were in the same 2010 period due to higher amounts of such assets held in 2011.

Noninterest expenses for the six months ended June 30, 2011 totaled $5,163, an increase of $215 over the amount for the first half of 2010.  Deposit insurance assessments for the 2011 six-month period totaled $464 compared with $633 for the same period of 2010.  The decrease for the 2011 period resulted from a lower assessment base resulting primarily from lower amounts of insured deposits.  Expenses related to foreclosed assets were $266 more in the first half of 2011 than in the same period of 2010, primarily because we now hold a larger number of such properties.

Income Taxes

For the second quarter of 2011, we recorded an income tax benefit of $26, compared with income tax expense of $66 for the same period of 2010.  The income tax benefit in the 2011 period resulted from lower amounts of taxable net income.

As of June 30, 2011, we have net deferred tax assets totaling $1,921.  Approximately $554 is realizable from available carrybacks to prior years’ taxable income.  Realization of the remaining $1,367 is dependent primarily on our ability to generate taxable income in the future.  Based on our previous operating history and projection of taxable income for the next three years, we believe it is more likely than not that we will be able to realize these assets.  Consequently, we have not provided a valuation allowance for these assets.  However, forecasting necessarily requires that we make judgments and assumptions about uncertain future events.  As more empirical evidence becomes available, or as other events occur that might cause us to revise our assumptions and judgments, it is possible that our forecasts could change and it might then be necessary for us to provide a valuation allowance by a charge to income tax expense to reduce the net deferred tax assets to an amount that we believe is more likely than not to be realized.

For purposes of calculating its regulatory capital ratios as of June 30, 2011, the Bank was required to exclude from capital $1,421 of net deferred tax assets.  Generally, the Bank is required to exclude from Tier 1 and Total capital the lesser of 10% of the Bank’s total assets or the amount of deferred tax assets that exceeds the amount realizable from carryback years plus the amount realizable from federal taxable income forecasted for the next twelve months.

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

As of June 30, 2011, the ratio of loans to total deposits was 56.7%, compared with 57.7% as of December 31, 2010.  We believe that liquidity sources are adequate to meet our operating needs.

Capital Resources

During the first half of 2011, our capital increased by $1,327 as the result of net income of $446 for the first six months of 2011, plus a $960 change in unrealized gains and losses on available-for-sale securities, net of deferred income tax effects, less $79 paid for dividends on preferred stock.  Any unrealized losses on available-for-sale securities are not considered to be other than temporary.  Our available-for-sale securities primarily consist of debt issuances of government-sponsored enterprises.  Even though these instruments are not directly guaranteed by the U. S. Government, they are generally considered to be of high quality and default risk is believed to be remote.  Therefore, the changes in market values are believed to be the result only of changes in market interest rates.  We currently have both the intent and the ability to hold such securities until the market value recovers, including until maturity.

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

The June 30, 2011 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the “well capitalized” and minimum ratios under the regulatory definitions and guidelines:

		Total
	Tier 1	Capital	Leverage
Community First Bancorporation	15.1%	16.3%	9.1%
Community First Bank	13.6%	14.9%	8.2%
Minimum “well-capitalized” requirement	6.0%	10.0%	6.0%
Minimum requirement	4.0%	8.0%	5.0%

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

June 30, 2011
(Dollars in
thousands)
Loan commitments	$28,462
Standby letters of credit	1,224

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.  The Bank receives fees for loan commitments and standby letters of credit.  The amount of such fees was not material for the three months or six months ended June 30, 2011.

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

Item 4. — Controls and Procedures

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

PART II — OTHER INFORMATION

Item 6. - Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

*       As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FIRST BANCORPORATION

August 15, 2011	/s/ Frederick D. Shepherd, Jr.
Date	Frederick D. Shepherd, Jr., Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document.	Filed herewith.

101.SCH*	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

101.DEF*	XBRL Taxonomy Definition Linkbase.	Filed herewith.

*       As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.