Form 10-Q
period 2011-09-30
COMMUNITY FIRST BANCORP
filed 2011-11-14
CIK 1047446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, no par or stated value, 3,972,976 Shares Outstanding on November 1, 2011

COMMUNITY FIRST BANCORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$1,260	$1,711
Interest bearing balances due from banks	78,767	39,171
Cash and cash equivalents	80,027	40,882
Securities available-for-sale	129,206	169,369
Securities held-to-maturity (fair value $5,256 for 2011 and $6,817 for 2010)	4,865	6,389
Other investments	1,201	1,363
Loans	226,530	256,834
Allowance for loan losses	(5,713)	(5,756)
Loans - net	220,817	251,078
Premises and equipment - net	7,917	8,170
Accrued interest receivable	1,912	2,491
Bank-owned life insurance	9,928	9,666
Foreclosed assets	17,426	11,395
Net deferred tax assets	1,674	2,233
Other assets	1,763	2,723
Total assets	$476,736	$505,759

Liabilities
Deposits
Noninterest bearing	$54,870	$46,844
Interest bearing	364,404	398,466
Total deposits	419,274	445,310
Accrued interest payable	1,165	1,698
Short-term borrowings	—	5,000
Long-term debt	6,500	6,500
Other liabilities	2,471	1,939
Total liabilities	429,410	460,447

Shareholders’ equity
Preferred stock - Series A - non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized; issued and outstanding - 3,150 shares	3,126	3,126
Preferred stock - no par value; 9,995,000 shares authorized; None issued and outstanding	—	—
Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 3,972,976 for 2011 and 2010	39,931	39,931
Additional paid-in capital	748	748
Retained earnings	1,919	1,396
Accumulated other comprehensive income	1,602	111
Total shareholders’ equity	47,326	45,312
Total liabilities and shareholders’ equity	$476,736	$505,759

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Income

	(Unaudited)
	Period Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Dollars in thousands, except per share)
Interest income
Loans, including fees	$3,498	$4,068	$10,776	$12,125
Interest bearing balances due from banks	35	28	78	98
Securities
Taxable	945	1,258	3,177	3,875
Tax-exempt	165	188	517	584
Other investments	2	1	7	3
Total interest income	4,645	5,543	14,555	16,685
Interest expense
Time deposits $100M and over	450	806	1,481	2,285
Other deposits	683	1,303	2,296	4,158
Long-term debt	65	70	192	219
Total interest expense	1,198	2,179	3,969	6,662
Net interest income	3,447	3,364	10,586	10,023
Provision for loan losses	1,400	1,025	4,100	3,275
Net interest income after provision	2,047	2,339	6,486	6,748
Other income
Service charges on deposit accounts	289	319	817	929
Debit card transaciton fees	195	183	576	533
Net losses on sales of securities available-for-sale	—	—	(6)	—
Increase in value of bank-owned life insurance	87	90	262	272
Other income	69	76	169	162
Total other income	640	668	1,818	1,896
Other expenses
Salaries and employee benefits	1,184	1,205	3,602	3,528
Net occupancy expense	137	133	410	416
Furniture and equipment expense	93	95	266	281
Amortization of computer software	109	97	305	306
Debit card transaction expenses	90	120	331	343
FDIC insurance assessment	231	233	695	866
Other expense	613	607	2,011	1,698
Total other expenses	2,457	2,490	7,620	7,438
Income before income taxes	230	517	684	1,206
Income tax expense	35	131	43	214
Net income	195	386	641	992
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	(39)	(39)	(138)	(138)
Net income available to common shareholders	$156	$347	$503	$854

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Income - continued

	(Unaudited)
	Period Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Dollars in thousands, except per share)
Per common share*
Net income	$0.04	$0.09	$0.13	$0.21
Net income, assuming dilution	0.04	0.09	0.13	0.21

* Per common share information has been retroactively adjusted to reflect a 5% stock dividend effective December 16, 2010.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

						Accumulated
	Shares of			Additional		Other
	Common	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balance, January 1, 2010	3,782,415	$3,126	$38,923	$748	$1,434	$587	$44,818
Comprehensive income:
Net income	—	—	—	—	992	—	992
Unrealized holding gains and losses on available-for-sale securities arising during the period, net of income taxes of $914	—	—	—	—	—	1,633	1,633
Total other comprehensive income							1,633
Total comprehensive income							2,625
Dividends paid on preferred stock	—	—	—	—	(118)	—	(118)
Exercise of employee stock options	1,744	—	17	—	—	—	17
Balance, September 30, 2010	3,784,159	$3,126	$38,940	$748	$2,308	$2,220	$47,342

Balance, January 1, 2011	3,972,976	$3,126	$39,931	$748	$1,396	$111	$45,312
Comprehensive income:
Net income	—	—	—	—	641	—	641
Unrealized holding gains and losses on available-for-sale securities arising during the period, net of income taxes of $834	—	—	—	—	—	1,487	1,487
Reclassification adjustment, net of income tax effects of $2	—	—	—	—	—	4	4
Total other comprehensive income							1,491
Total comprehensive income							2,132
Dividends paid on preferred stock	—	—	—	—	(118)	—	(118)
Balance, September 30, 2011	3,972,976	$3,126	$39,931	$748	$1,919	$1,602	$47,326

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Operating activities
Net income	$641	$992
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,100	3,275
Depreciation	275	287
Amortization of net loan (fees) and costs	44	(59)
Securities accretion and premium amortization	597	1,079
Net losses on sales of securities available-for-sale	6	—
Increase in value of bank-owned life insurance	(262)	(272)
Writedowns of foreclosed assets	188	—
Net losses (gains) on sales of foreclosed assets	67	(7)
Decrease (increase) in interest receivable	579	(771)
(Decrease) increase in interest payable	(533)	393
Decrease in prepaid expenses and other assets	960	1,168
Increase in other accrued expenses	532	577
Deferred income taxes	(277)	—
Net cash provided by operating activities	6,917	6,662

Investing activities
Purchases of available-for-sale securities	(60,466)	(144,027)
Maturities, calls and paydowns of securities available-for-sale	97,911	99,895
Maturities, calls and paydowns of securities held-to-maturity	1,523	1,895
Proceeds from sales of securities available-for-sale	4,443	—
Proceeds from redemptions of other investments	162	94
Net decrease (increase) in loans made to customers	19,003	(618)
Purchases of premises and equipment	(22)	(81)
Additional investments in foreclosed assets	—	(29)
Proceeds of sale of foreclosed assets	828	591
Net cash provided (used) by investing activities	63,382	(42,280)

Financing activities
Net increase (decrease) in demand deposits, interest bearing transaction accounts and savings accounts	6,895	(4,542)
Net (decrease) increase in certificates of deposit and other time deposits	(32,931)	26,272
Repayments of short-term borrowings	(5,000)	—
Repayments of long-term debt	—	(1,500)
Cash dividends paid on preferred stock	(118)	(118)
Exercise of employee stock options	—	17
Net cash (used) provided by financing activities	(31,154)	20,129
Increase (decrease) in cash and cash equivalents	39,145	(15,489)
Cash and cash equivalents, beginning	40,882	47,483
Cash and cash equivalents, ending	$80,027	$31,994

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Cash Flows - continued

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$4,501	$6,269
Income taxes	145	68
Net transfers from loans to foreclosed assets	7,114	3,030
Noncash investing and financing activities:
Other comprehensive income	1,491	1,633

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

Investment Securities — The following table presents information about amortized cost, unrealized gains, unrealized losses and estimated fair values of securities:

	September 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities issued by US Government agencies	$954	$62	$—	$1,016
Government sponsored enterprises (GSEs)	84,734	679	64	85,349
Mortgage-backed securities issued by GSEs	24,773	1,200	—	25,973
State, county and municipal	16,245	645	22	16,868
Total	$126,706	$2,586	$86	$129,206

Held-to-maturity
Mortgage-backed securities issued by US Government agencies	$—	$—	$—	$—
Government sponsored enterprises (GSEs)	—	—	—	—
Mortgage-backed securities issued by GSEs	4,865	391	—	5,256
State, county and municipal	—	—	—	—
Total	$4,865	$391	$—	$5,256

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Mortgage-backed securities issued by US Government agencies	$1,128	$52	$—	$1,180
Government sponsored enterprises (GSEs)	130,492	863	1,495	129,860
Mortgage-backed securities issued by GSEs	20,145	983	—	21,128
State, county and municipal	17,432	130	361	17,201
Total	$169,197	$2,028	$1,856	$169,369

Held-to-maturity
Mortgage-backed securities issued by US Government agencies	$—	$—	$—	$—
Government sponsored enterprises (GSEs)	—	—	—	—
Mortgage-backed securities issued by GSEs	6,389	428	—	6,817
State, county and municipal	—	—	—	—
Total	$6,389	$428	$—	$6,817

The amortized cost and estimated fair value of securities by contractual maturity are shown below:

	September 30, 2011
	Due within one year	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in thousands)
Available-for-sale at fair value
Non-mortgage-backed securities issued by GSEs	$—	$8,078	$47,264	$30,007	$85,349
State, county and municpal issuers	—	532	4,648	11,688	16,868
	—	8,610	51,912	41,695	102,217
Mortgage-backed securities issued by:
US Government agencies					1,016
GSEs					25,973
Total available-for-sale					$129,206

Held-to-maturity at amortized cost
Mortgage-backed securities issued by:
GSEs					$4,865
Total held-to-maturity					$4,865

The estimated fair values and gross unrealized losses of all of the Company’s investment securities whose estimated fair values were less than amortized cost as of September 30, 2011 and December 31, 2010 which had not been determined to be other-than-temporarily impaired are presented below.  The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date.  The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2011
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
US Government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises (GSEs)	11,156	64	—	—	11,156	64
Mortgage-backed securities issued by GSEs	—	—	—	—	—	—
State, county and municipal securities	—	—	488	22	488	22
Total	$11,156	$64	$488	$22	$11,644	$86

Held-to-maturity
GSEs	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2010
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
GSEs	$60,543	$1,495	$—	$—	$60,543	$1,495
Mortgage-backed securities issued by GSEs	—	—	—	—	—	—
State, county and municipal securities	9,648	306	455	55	10,103	361
Total	$70,191	$1,801	$455	$55	$70,646	$1,856

Held-to-maturity
GSEs	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—

As of September 30, 2011, eight securities had been continuously in an unrealized loss position for less than 12 months and one security had been continuously in an unrealized loss position for 12 months or more.  We do not consider these investments to be other-than-temporarily impaired because the unrealized losses are believed to have resulted from current credit market disruptions.  The securities’ issuers have remitted periodic interest payments as required and there are no indications that the issuers will be unable to make any such future payment according to the terms of the bond indentures.  Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold the investments until a recovery of fair value, including until maturity.  Furthermore, we do not believe that we will be required to sell any of these securities prior to recovery of the unrealized loss.  Substantially all of our holdings of state, county and municipal securities were rated at least “investment grade” by either S&P or Moody’s, or both, as of September 30, 2011.

Our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time.  Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the subsidiary.  We evaluate this security for impairment based on the probability of ultimate recoverability of the par value of the investment.  Based on our evaluation, no impairment has been recognized.

During the first nine months of 2011, we sold two available-for-sale securities for gross proceeds of $4,443 and net losses of $6.  During the first nine months of 2010, we had no sales of available-for-sale securities.  There were no transfers of available-for-sale securities to other categories in the 2011 and 2010 nine-month periods.

Loans — Loans consisted of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial, financial and industrial	$17,946	$20,474
Real estate - construction	15,809	23,730
Real estate - mortgage	173,699	187,940
Consumer installment	19,076	24,690
Total	226,530	256,834
Allowance for loan losses	(5,713)	(5,756)
Loans - net	$220,817	$251,078

The following table provides information about the payment status of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(Dollars in thousands)
As of September 30, 2011
Commercial, financial and industrial	$219	$64	$313	$596	$17,350	$17,946
Real estate - construction	88	325	$4,583	4,996	10,813	15,809
Real estate - mortgage	1,599	105	8,415	10,119	163,580	173,699
Consumer installment	152	134	206	492	18,584	19,076
Total	$2,058	$628	$13,517	$16,203	$210,327	$226,530

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(Dollars in thousands)
As of December 31, 2010
Commercial, financial and industrial	$254	$214	$855	$1,323	$19,151	$20,474
Real estate - construction	485	662	6,082	7,229	16,501	23,730
Real estate - mortgage	1,834	2,093	8,974	12,901	175,039	187,940
Consumer installment	294	256	433	983	23,707	24,690
Total	$2,867	$3,225	$16,344	$22,436	$234,398	$256,834

Nonaccrual loans totaled $13,517 and $16,344 as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 and December 31, 2010, we had no loans past due 90 days or more and still accruing interest.

Troubled debt restructurings (“TDRs”), including $381 of such loans that are included in nonaccrual loans, totaled $5,765 as of September 30, 2011 and $5,457 as of December 31, 2010.  The following table provides information about loans modified in troubled debt restructurings during the nine months ended September 30, 2011:

	Modifications
	As of and for the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Losses Recognized Upon Modification
	(Dollars in thousands)

Commercial, financial and industrial	12	$361	$361	$—
Real estate - construction	8	2,922	2,922	—
Real estate - mortgage	12	2,271	2,271	—
Consumer installment	12	211	211	—

Troubled debt restructurings occur when, for reasons related to a borrower’s financial difficulties, we agree to modify the terms of a loan and, in the process, grant a concession.  Modifications of loan terms and concessions granted may take many forms.  Sometimes, both we and the borrower may grant concessions.  In such cases, we are considered to have granted a concession if the value of the concession(s) we made in the borrower’s favor exceeds the value of the concession(s) made by the borrower in our favor.

Due to the concessions granted in loan modifications that result in TDRs, we generally recognize loan losses when such modifications are made.  For loans in the real estate segment, TDR recognition generally indicates that the loans are collateral dependent.  Consequently, we write-down such restructured loans to the extent that the pre-modification outstanding recorded investment exceeds the fair value of the collateral, less estimated selling costs.  For loans in the other segment, collateral may or may not be held.  If we hold collateral and the loan is collateral dependent, we would write down to the fair value of the collateral.  If we hold no collateral, the expected cash flows under the modified terms are discounted at the effective interest rate of the original loan and, if there is a shortfall, we would write down to that amount.  In both cases, if we had previously allowed for the losses sufficiently in the allowance for loan losses, no further provision would have resulted in the current period.  If we had not previously allowed sufficiently, additional current provisions for loan losses may have been necessary to cover the shortfall.

During the third quarter of 2011, we applied new guidance about loan modifications contained in Accounting Standards Update 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” retrospectively to the beginning of 2011, as required.  As a result of applying that guidance, no loan modifications performed during the first six months of 2011 are now recognized as TDRs that were not considered to be TDRs under the previous guidance.

We have had no payment defaults on loans modified in TDRs within the preceding 12 months.

As of September 30, 2011, we had no loan commitments to borrowers who have loans included in troubled debt restructurings.

Loans that we grade Management Attention and Special Mention are not believed to present more than a minimal likelihood of loss.  Those grades indicate that a change in the borrowers’ circumstances, or some other event, has occurred such that an elevated level of monitoring is warranted.  Such loans are generally evaluated collectively for the purpose of estimating the allowance for loan losses.  Loans graded Substandard are believed to present a moderate likelihood of loss due the presence of well-defined weaknesses in the borrowers’ financial condition such as a change in their demonstrated payment history, the effects of lower collateral values combined with other difficulties the borrowers may be experiencing, or deterioration of other indicators of the borrowers’ ability to service the loan as agreed.  Loans graded Doubtful are believed to present a high likelihood of loss due to severe deterioration of a borrower’s financial condition, severe past due status and/or substantial deterioration of collateral value, or other factors.  Loans graded Substandard or Doubtful are evaluated individually for impairment.  Management updates the internal risk grading system no less often than monthly.  The following table provides information about our internal risk grading of loans as of the dates indicated:

	Internally Assigned Risk Grade
	Management Attention	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
As of September 30, 2011
Commercial, financial and industrial	$944	$2,794	$1,196	$—	$4,934
Real estate - construction	2,168	1,452	7,153	—	10,773
Real estate - mortgage	17,348	13,743	14,313	—	45,404
Consumer installment	642	855	780	—	2,277
	$21,102	$18,844	$23,442	$—	$63,388

	Internally Assigned Risk Grade
	Management Attention	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
As of December 31, 2010
Commercial, financial and industrial	$524	$577	$1,385	$—	$2,486
Real estate - construction	1,953	2,980	7,953	—	12,886
Real estate - mortgage	12,628	8,326	12,795	237	33,986
Consumer installment	1,177	684	806	—	2,667
	$16,282	$12,567	$22,939	$237	$52,025

Impaired loans generally are nonaccrual loans, loans that are 90 days or more past due as to principal or interest payments, and other loans where, based on current information and events, it is probable that we will be unable to collect principal and interest payments according to the contractual terms of the loan agreements, including loans whose terms have been modified in a troubled debt restructuring.  A loan is not considered to be impaired, however, if any period of delay or shortfalls of amounts expected to be collected are insignificant or if we expect that we will be able to collect all amounts due including interest during the period of delay.

Following is a summary of our impaired loans, by class:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
	(Dollars in thousands)
As of September 30, 2011
With no related allowance recorded:
Commercial, financial and industrial	$431	$431	$—	$299	$—
Real estate - construction	4,288	4,537	—	3,589	71
Real estate - mortgage	11,285	11,802	—	10,637	146
Consumer installment	231	231	—	282	—

With an allowance recorded:
Commercial, financial and industrial	$709	$709	$530	$738	$—
Real estate - construction	1,597	1,949	59	1,222	21
Real estate - mortgage	1,887	2,221	1,349	3,624	—
Consumer installment	342	342	208	254	—

Total:
Commercial, financial and industrial	$1,140	$1,140	$530	$1,037	$—
Real estate - construction and mortgage	19,057	20,509	1,408	19,072	238
Consumer installment	573	573	208	536	—
Total	$20,770	$22,222	$2,146	$20,646	$238

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
	(Dollars in thousands)
As of December 31, 2010
With no related allowance recorded:
Commercial, financial and industrial	$167	$167	$—	$73	$—
Real estate - construction	2,890	3,462	—	2,569	13
Real estate - mortgage	9,989	10,638	—	7,761	118
Consumer installment	334	334	—	262	—

With an allowance recorded:
Commercial, financial and industrial	$767	$767	$515	$455	$—
Real estate - construction	846	874	45	1,523	41
Real estate - mortgage	5,360	5,529	1,632	6,465	—
Consumer installment	166	166	66	273	—

Total:
Commercial, financial and industrial	$934	$934	$515	$528	$—
Real estate - construction and mortgage	19,085	20,503	1,677	18,318	172
Consumer installment	500	500	66	535	—
Total	$20,519	$21,937	$2,258	$19,381	$172

The following table provides information about how we evaluated loans for impairment, the amount of the allowance for loan losses estimated for loans subjected to each type of evaluation, and the related total amounts, by portfolio segment as of the dates indicated:

	Secured by
As of September 30, 2011	Real Estate	Other	Total
	(Dollars in thousands)
Allowance for credit losses
Ending balance	$3,806	$1,907	$5,713
Ending balance - individually evaluated for impairment	$1,408	$738	$2,146
Ending balance - collectively evaluated for impairment	$2,398	$1,169	$3,567

Loans
Ending balance	$189,508	$37,022	$226,530
Ending balance - individually evaluated for impairment	$18,775	$1,995	$20,770
Ending balance - collectively evaluated for impairment	$170,733	$35,027	$205,760

	Secured by
As of December 31, 2010	Real Estate	Other	Total
	(Dollars in thousands)
Allowance for credit losses
Ending balance	$3,753	$2,003	$5,756
Ending balance - individually evaluated for impairment	$1,504	$754	$2,258
Ending balance - collectively evaluated for impairment	$2,249	$1,249	$3,498

Loans
Ending balance	$211,520	$45,314	$256,834
Ending balance - individually evaluated for impairment	$18,425	$2,094	$20,519
Ending balance - collectively evaluated for impairment	$193,095	$43,220	$236,315

During the nine months ended September 30, 2011, we continued to experience higher-than-normal (pre-recession) amounts of net charge-offs and relatively high levels of past due and nonaccrual loans.  These and other measures of credit quality, as well as continuing weakness in real estate prices, relatively low levels of activity in the real estate market and the continuing high unemployment levels in our market areas, indicate that our loan customers and collateral values remain under stress.  Accordingly, we have recorded higher-than-normal provision and allowance for loan losses to recognize these conditions.  We have not changed our accounting policy or the methodology used to estimate the allowance for loan losses since December 31, 2010.  The following table provides information about activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011:

	Secured by
For the nine months ended September 30, 2011	Real Estate	Other	Total
	(Dollars in thousands)
Allowance for credit losses
Balance, January 1, 2011	$3,753	$2,003	$5,756
Provision charged to expense	2,665	1,435	4,100
Recoveries	—	61	61
Charge-offs	(2,612)	(1,592)	(4,204)
Balance at September 30, 2011	$3,806	$1,907	$5,713

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

	Period Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)

Net income per common share, basic
Numerator - net income available to common shareholders	$156	$347	$503	$854
Denominator
Weighted average common shares issued and outstanding	3,972,976	3,973,367	3,972,976	3,973,066

Net income per share, basic	$.04	$.09	$.13	$.21

Net income per common share, assuming dilution
Numerator - net income available to common shareholders	$156	$347	$503	$854
Denominator
Weighted average common shares issued and outstanding	3,972,976	3,973,367	3,972,976	3,973,066
Effect of dilutive stock options	—	—	—	—
Total common shares	3,972,976	3,973,367	3,972,976	3,973,066
Net income per common share, assuming dilution	$.04	$.09	$.13	$.21

Stock-Based Compensation

Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan.  As of September 30, 2011, a total of 271,581 unexpired and non-forfeited options under the plan remain exercisable until their expiration dates.

Income Taxes — Net deferred tax assets totaled $1,674 as of September 30, 2011.  Approximately $554 of these net deferred tax assets is supported by available carrybacks and $1,120 is dependent upon projected future taxable income.

Based on the available carrybacks and our projections of future federal taxable income, we believe it is more likely than not that we will be able to realize the related tax benefits.  Consequently, no valuation allowance for net deferred tax assets was recorded as of September 30, 2011 and December 31, 2010.

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

The following is a summary of the measurement attributes applicable to financial assets that are measured at fair value on a recurring basis:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$—	$129,206	$—

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$—	$169,369	$—

Level 2 inputs for our securities available-for-sale are obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities.  Not all of the inputs listed apply to each individual security at each measurement date.  The independent third party assigns specific securities into an “asset class” for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities.  At September 30, 2011 and December 31, 2010, all of our securities available-for-sale were valued using Level 2 inputs.

We did not have any liabilities measured at fair value on a recurring basis at either period end.

The following is a summary of the measurement attributes applicable to assets and liabilities that were measured at fair value on a non-recurring basis during the nine month period ended September 30, 2011 and the twelve month period ended December 31, 2010 and which remained outstanding at the end of each period:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Collateral-dependent impaired loans		$—	$23,045	$—
Land held for sale		—	139	—
Foreclosed assets		—	17,426	—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Collateral-dependent impaired loans		$—	$20,312	$—
Land held for sale		—	139	—
Foreclosed assets		—	11,395	—

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

The value of other real estate obtained through loan foreclosure, is adjusted, if needed, upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal less the estimated costs to sell.  Similarly, the fair value of repossessions is measured by reference to dealers’ quotes or other market information believed to reliably reflect the value of the specific property held.  Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition.  Losses recognized when loans are initially transferred to or otherwise included in any of the categories shown above are reported as loan losses.  Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other income or other expenses, as applicable.

We did not have any liabilities measured at fair value on a non-recurring basis at either period end.

Accounting standards require disclosure of the estimated fair value of certain on-balance sheet and off-balance sheet financial instruments and the methods and assumptions used to estimate their fair values.  A financial instrument is defined as cash, evidence of an ownership interest in an entity, or an agreement that creates a contractual right or obligation to receive or deliver cash, or another financial instrument, owed by or to a second entity on potentially favorable or unfavorable terms.  Affected financial instruments that are not carried at fair value on the Consolidated Balance Sheets are discussed below.  Accordingly, these fair value disclosures provide only a partial estimate of the fair value of the Company’s financial instruments..

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

The following table presents the carrying amounts and fair values of our financial instruments:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$1,260	$1,260	$1,711	$1,711
Interest bearing deposits due from banks	78,767	78,767	39,171	39,171
Securities available-for-sale	129,206	129,206	169,369	169,369
Securities held-to-maturity	4,865	5,256	6,389	6,817
Federal Home Loan Bank stock	1,201	1,201	1,363	1,363
Loans, net	220,817	221,569	251,078	252,385
Accrued interest receivable	1,912	1,912	2,491	2,491
Financial liabilities
Deposits	419,274	420,927	445,310	446,763
Accrued interest payable	1,165	1,165	1,698	1,698
Short-term borrowings	—	—	5,000	5,000
Long-term debt	6,500	6,522	6,500	6,528

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

The following is a summary of the notional or contractual amounts and estimated fair values of our off-balance sheet financial instruments:

	September 30, 2011		December 31, 2010
	Notional/	Estimated	Notional/	Estimated
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Off-balance sheet commitments
Loan commitments	$22,318	$—	$26,834	$—
Standby letters of credit	1,221	—	869	—

As of September 30, 2011, we had no commitments to lend to customers who have loans that are included in troubled debt restructurings.

Other Expenses — Other expenses consisted of the following:

	Period Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Dollars in thousands)

Salaries and employee benefits	$1,184	$1,205	$3,602	$3,528
Net occupancy expense	137	133	410	416
Furniture and equipment expense	93	95	266	281
Amortization of computer software	109	97	305	306
Debit card transaction expenses	90	120	331	343
FDIC insurance expense	231	233	695	866
Other expense
Stationery, printing and postage	71	88	233	250
Telephone	46	32	156	135
Advertising and promotion	42	54	135	111
Professional services	160	160	388	421
Directors’ compensation	48	49	131	127
Foreclosed assets costs and expenses, net	128	104	534	244
Other	118	120	434	410
Total	$2,457	$2,490	$7,620	$7,438

Pending Transaction — On October 31, 2011, our wholly-owned subsidiary bank, Community First Bank, entered into an amended definitive agreement to acquire Bank of Westminster, Westminster, South Carolina in an all cash transaction. Bank of Westminster is privately held and has one banking office with $26,226 in deposits and $28,179 in total assets as of September 30, 2011.  The transaction is subject to approval by Bank of Westminster shareholders.

New Accounting Pronouncements — In May 2011, FASB updated ASC Topic 820 “Fair Value Measurements” to more closely align fair value measurement and disclosure requirements in U. S. Generally Accepted Accounting Principles (“GAAP”) with the requirements of International Financial Reporting Standards (“IFRS”).  This Update changes the wording of some of the GAAP requirements, including clarifying the intent about the application of existing fair value measurement and disclosure requirements and expanding the disclosures required about fair value measurements.  The amendments in the Update are effective for public entities for periods beginning after December 15, 2011 and are to be applied prospectively.  Early application is not permitted for public entities.  We have not yet determined the effect that implementing this guidance will have on our financial condition or results of operations.

In June 2011, FASB updated ASC Topic 220 “Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The Update is also intended to facilitate convergence of GAAP and IFRS.  The Update requires that all entities that report any items of comprehensive income in any period presented will present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are required for public entities for fiscal years and interim periods within those years beginning after December 31, 2011 and are to be applied retrospectively.  Although early application is permitted, we do not plan to implement this Update until its mandatory effective date.  Because this Update affects only presentation matters, it is not expected to have any effect on our financial condition or results of operations when implemented.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

All statements that are not historical facts are statements that could be “forward-looking statements.” You can identify these forward-looking statements through the use of words such as “may,” “will,” “should,” “could,” “would,” “expect,” “anticipate,” “assume,” “indicate,” “contemplate,” “seek,” “plan,” “predict,” “target,” “potential,” “believe,” “intend,” “estimate,” “project,” “forecast,” “continue,” or other similar words.  Forward-looking statements include, but are not limited to, statements regarding the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management’s beliefs, and assumptions made by management.  Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.  The risks and uncertainties include, but are not limited to:

·                               future economic and business conditions;

·                               lack of sustained growth and disruptions in the economies of the Company’s market areas, including, but not limited to, declining real estate values and increasing levels of unemployment;

·                               government monetary and fiscal policies;

·                               the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

·                               the effects of credit rating downgrades on the values of investment securities issued or guaranteed by various governments and governmental agencies, including the United States of America;

·                               the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

·                               credit risks;

·                               higher than anticipated levels of defaults on loans;

·                               perceptions by depositors about the safety of their deposits;

·                               capital adequacy;

·                               the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;

·                               ability to continue to weather the current economic downturn;

·                               ability to realize anticipated tax benefits;

·                               loss of consumer or investor confidence;

·                               availability of liquidity sources;

·                               the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

·                               the risks related to acquiring other financial institutions;

·                               changes in laws and regulations, including tax, banking and securities laws and regulations;

·                               changes in the requirements of regulatory authorities;

·                               changes in accounting policies, rules and practices;

·                               cost and difficulty of implementing changes in technology and products;

·                               the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

·                               other factors and information described in this report and in any of  the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts, except per share data, are in thousands)

Changes in Financial Condition

During the first nine months of 2011, we focused on identifying and managing problem loans, more actively marketing foreclosed assets acquired by the Bank, and preparing for the anticipated merger of Community First Bank and Bank of Westminster.  The unemployment rates in Oconee and Anderson counties continue to be elevated at 10.3% and 9.9%, respectively, for September 2011.  These levels are lower than the June 2011 unemployment rates of 11.2% for Oconee County and 11.0% for Anderson County, primarily as a result of a smaller labor force in each county during the September measurement period.  Despite the improvement in the unemployment rate, the number of employed persons decreased by 2,363 in the two-county area during the 2011 three month period.

Economic conditions are still weak in our market areas and our levels of nonaccrual and past due loans and holdings of foreclosed assets are elevated.  Activity in the local real estate markets remains below normal and the values of real properties continue to be unusually low.

The low values of real estate directly affect the reported values of impaired loans that have real estate collateral.   In many of these cases, the borrowers’ ability to repay the debt has diminished such that liquidation of the collateral represents the only viable source of repayment.  In these instances, we charge-off any amount of the loan’s principal balance that exceeds the value of the collateral.  We also charge-off the costs expected to be incurred in disposing of the property that would be unavailable to repay the debt, and any accrued but uncollected interest income, and we discontinue the accrual of future interest income.  These actions tend to reduce the reported amounts of our capital, loans outstanding and the allowance for loan losses and have a detrimental effect on the Company’s reported income both in the current period and on an ongoing basis.

The acquisition of other real estate owned through foreclosure and other properties through repossession may result in many of the same accounting consequences as those indicated previously for the recognition of impaired loans if the reductions in values have not been recognized previously.  On May 9, 2011, The South Carolina Supreme Court ordered that any then-pending or future foreclosure cases related to residential properties could not proceed before going through a mediation program.  Prior to initiating a foreclosure hearing on such properties, lenders are now required to send delinquent borrowers a notice of their right to foreclosure intervention, review all pertinent documents relating to the foreclosure, and legally establish that the borrower cannot qualify for a loan modification.  Borrowers are allowed to opt out of intervention voluntarily.  These new requirements have caused us to continue to report amounts as loans that might otherwise have been reported as foreclosed assets.  Currently, we have suspended foreclosure actions on eighteen loans totaling $3,624, including one loan for $1,708.

Borrower demand for loans continues to be weak and the interest rates available for investments in securities remain at extremely low levels.  Rates on longer-term government-issued securities are expected to decrease slightly over the next several months as a result of the Federal Reserve’s recently announced intention to purchase $400 billion of such securities.  It is expected that this action will result in lower interest rates for other issuers’ long-term securities as well.  Consequently, we are currently limited in our ability to profitably employ funds held and we are maintaining the interest rates we pay for deposits at low levels.

As of a result of the foregoing factors, we have used the proceeds of maturing and redeemed securities and loan payments received to fund the repayment of matured time deposits and reductions in other funding sources.  Total assets decreased by approximately $29,023 during the first nine months of 2011 and the Company’s leverage capital ratio increased from 8.8% as of December 31, 2010 to 9.3% as of September 30, 2011.

We believe that our liquidity position continues to provide us with sufficient flexibility to fund loan requests or make investments in securities at acceptable yields, and to meet demands for deposit withdrawals by our customers.  We also believe that our current exposure to interest rate risk is at an acceptable level.

Results of Operations

Three Months Ended September 30, 2011 and 2010

We recorded consolidated net income of $195 for the third quarter of 2011, compared with $386 for the third quarter of 2010.  After deducting amounts applicable to preferred stock and not available to common shareholders, net income per common share, assuming dilution, was $.04 for the 2011 quarter and $.09 for the 2010 quarter.  Net income per common share amounts for 2010 have been retroactively adjusted to reflect a five percent stock dividend effective December 16, 2010.

Net interest income for the 2011 third quarter was $3,447, an increase of $83, or 2.5%, over the 2010 third quarter amount.  Total interest income for the 2011 third quarter was $898 lower than for the 2010 third quarter primarily due to lower average amounts of loans and investment securities.  Total interest expense for the 2011 third quarter was $981 lower than for the same period of 2010 primarily due to lower interest rates paid for deposits.

The provision for loan losses for the third quarter of 2011 increased to $1,400, compared with $1,025 for the third quarter of 2010 due to continuing higher levels of net charge-offs, nonaccrual loans and other problem loans.  These negative factors are the result of continuing weak economic conditions, especially with respect to lower valuations for commercial and residential real estate, and high levels of unemployment.  Until the economic environment improves, we expect that relatively large provisions for loan losses will be needed.

Noninterest income for the third quarter of 2011 decreased by $28 from the same 2010 period primarily due to a $30 reduction in the amount of service charges on deposit accounts.  Noninterest expenses for the 2011 period decreased by $33 from the 2010 amount.  We continue to monitor discretionary expenses closely.

	Summary Income Statement
	(Dollars in thousands)
For the Three Months Ended September 30,	2011	2010	Dollar Change	Percentage Change
Interest income	$4,645	$5,543	$(898)	-16.2%
Interest expense	1,198	2,179	(981)	-45.0%
Net interest income	3,447	3,364	83	2.5%
Provision for loan losses	1,400	1,025	375	36.6%
Noninterest income	640	668	(28)	-4.2%
Noninterest expenses	2,457	2,490	(33)	-1.3%
Income tax expense	35	131	(96)	-73.3%
Net income	$195	$386	$(191)	-49.5%

Nine Months Ended September 30, 2011 and 2010

We recorded consolidated net income of $641 for the first nine months of 2011 compared with $992 for the first nine months of 2010.  After deducting amounts applicable to preferred stock and not available to common stockholders, net income per common share, assuming dilution, was $.13 for the 2011 nine months and $.21 for the same period of 2010.  No potentially dilutive stock options were outstanding at either September 30, 2011 or September 30, 2010.  Net income per common share amounts for 2010 have been retroactively adjusted to reflect a five percent stock dividend effective December 16, 2010.

Net interest income for the first nine months of 2011 increased by $563, or 5.6%, over the 2010 amount primarily due to lower rates paid for interest bearing deposits.  Total interest income decreased by $2,130 as a result of both lower average amounts of loans and investment securities and the effects of lower interest rates earned on those assets  Total interest expense for the 2011 nine-month period was $2,693 less than for the same period of 2010 due to lower rates paid on deposits and lower average amounts of time deposits outstanding in the 2011 period.

The provision for loan losses for the first nine months of 2011 is higher than for the same period of 2010 due to the continuing economic malaise and its related effects on both loan customers’ ability to repay their debts and on real estate collateral values.  When repayment of a loan becomes primarily dependent on sale of the underlying collateral, we are required to adjust the net carrying value of the loan to no more than the fair value of the collateral, less estimated selling costs.  These circumstances often result in our recognition of a loss, which is usually accomplished by our increasing the provision for loan losses.  We provide for other loan losses according to changes in the amount of the required allowance for loan losses calculated according to the methodology discussed in our annual financial statements.

Noninterest income for the first nine months of 2011 decreased by $78, primarily as a result lower amounts of service charges on deposit accounts.

Noninterest expenses for the first nine months of 2011 increased by $182, primarily as a result of an increase of $74 in salaries and employee benefits and an increase of $290 in expenses for carrying foreclosed assets which were partially offset by a reduction of $171 in FDIC insurance expenses.

	Summary Income Statement
	(Dollars in thousands)
For the Nine Months Ended September 30,	2011	2010	Dollar Change	Percentage Change
Interest income	$14,555	$16,685	$(2,130)	-12.8%
Interest expense	3,969	6,662	(2,693)	-40.4%
Net interest income	10,586	10,023	563	5.6%
Provision for loan losses	4,100	3,275	825	25.2%
Noninterest income	1,818	1,896	(78)	-4.1%
Noninterest expenses	7,620	7,438	182	2.4%
Income tax expense	43	214	(171)	-79.9%
Net income	$641	$992	$(351)	-35.4%

Net Interest Income

Three Months Ended September 30, 2011 and 2010

As shown in the following table, the average yield on interest earning assets decreased to 4.18% for the 2011 period from 4.46% for the same period of 2010, primarily because of shift in the mix of our earning assets.  The lowest yielding interest-earning category (interest-bearing balances due from banks) increased by $23,029, or 55.1%, for the 2011 period over the same 2010 period while the 2011 average amount of all interest-earning assets decreased by $52,546, or 10.6%, from the total 2010 average interest-earning assets amount.  The 2011 average amounts of the higher yielding securities and loan categories decreased by $44,145 and $31,429, respectively, from the average amounts of those categories outstanding in the same 2010 period.  As a result, in the 2011 period, $64,817 of average interest-bearing balances due from banks yielding .21% made up 14.7% of average interest-earning assets compared with $41,788 of average interest-bearing balances due from banks yielding .27% making up 8.5% of average interest-earning assets in the comparable period of 2010.  Some variable rate loans have “floors” that have prevented further declines in interest rates for those assets.

The average rate paid on interest-bearing liabilities declined to 1.26% for the 2011 period, compared with 2.01% for the 2010 period.  Rates were reduced significantly with respect to time deposits, and the mix of our interest-bearing liabilities changed such that the lower-cost interest-bearing transaction accounts and savings categories now make up 25.3% of average interest-bearing liabilities compared with 18.0% for the prior-year period.

Because the rate paid fell more than the yield earned, both interest rate spread and net yield on earning assets were higher for the 2011 period when compared with the prior year period.  However, the 2011 third quarter results for those measures are lower than for the 2011 second quarter when interest rate spread was 3.11% and net yield on earning assets was 3.30%.

	Average Balances, Yields and Rates
	Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$64,817	$35	0.21%	$41,788	$28	0.27%
Securities
Taxable	126,901	945	2.95%	168,778	1,258	2.96%
Tax exempt (2)	16,248	165	4.03%	18,516	188	4.03%
Total investment securities	143,149	1,110	3.08%	187,294	1,446	3.06%
Other investments	1,243	2	0.64%	1,244	1	0.32%
Loans (2) (3) (4)	231,781	3,498	5.99%	263,210	4,068	6.13%
Total interest earning assets	440,990	4,645	4.18%	493,536	5,543	4.46%
Cash and due from banks	1,183			1,930
Allowance for loan losses	(5,749)			(6,562)
Valuation allowance - Available-for-sale securities	2,247			3,481
Premises and equipment	7,957			8,443
Other assets	32,345			24,717
Total assets	$478,973			$525,545

Liabilities and shareholders’ equity
Interest bearing deposits
Interest bearing transaction accounts	$77,604	$74	0.38%	$56,690	$77	0.54%
Savings	18,130	22	0.48%	20,578	22	0.42%
Time deposits $100M and over	117,015	450	1.53%	152,126	806	2.10%
Other time deposits	158,578	587	1.47%	193,587	1,204	2.47%
Total interest bearing deposits	371,327	1,133	1.21%	422,981	2,109	1.98%
Long-term debt	6,500	65	3.97%	6,500	70	4.27%
Total interest bearing liabilities	377,827	1,198	1.26%	429,481	2,179	2.01%
Noninterest bearing demand deposits	50,257			43,418
Other liabilities	3,715			3,192
Shareholders’ equity	47,174			49,454
Total liabilities and shareholders’ equity	$478,973			$525,545
Interest rate spread			2.92%			2.45%
Net interest income and net yield on earning assets		$3,447	3.10%		$3,364	2.70%
Interest free funds supporting earning assets	$63,163			$64,055

(1) Yields and rates are annualized.
(2) Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.
(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Includes immaterial amounts of loan fees.

Nine Months Ended September 30, 2011 and 2010

The yield on interest earning assets decreased to 4.26% for the 2011 period, compared with 4.49% for the 2010 period, primarily due to lower rates earned on investment securities.  During the first nine months of 2011, we earned an average rate of 2.99% on our investment securities, compared with an average rate of 3.39% during the same period of 2010.  Maturities, sales, calls and paydowns of securities in the nine months ended September 30, 2011 totaled $103,887 and purchases totaled $60,466.  Generally, yields on the called, sold, matured and paid-down securities were higher than the yields we were able to obtain on subsequently purchased securities.

Rates paid for interest bearing liabilities during the 2011 nine month period were 71 basis points lower than for the 2010 nine month period.  Rates paid for time deposits $100 and over were 42 basis points lower during the 2011 period and rates paid for other time deposits decreased by 104 basis points compared with the same 2010 period.  The average amounts of time deposits outstanding during the 2011 period were $57,627, or 16.9%, less than in the 2010 period.

The interest rate spread for the 2011 nine month period was 2.91%, an increase of 48 basis points over the 2.43% spread for the 2010 period.  Net yield on earning assets for the 2011 period was 3.10%, an increase of 40 basis points over the 2010 period.  However, both 2011 nine-month measures are unchanged from the 2011 six-month measures reported previously.

The Federal Reserve Bank’s recent implementation of a program under which it will purchase up to $400 billion of longer term US Government securities is expected to result in lower long-term rates for virtually all types of term debt.  Consequently, it is becoming increasingly more difficult for us to employ deposits profitably without incurring elevated levels of interest rate, liquidity and credit risk.  In some cases, we may not have sufficient available resources to monitor and mitigate such risks and, therefore, we may choose not to participate in some activities that might be, but are not certain to be, beneficial.  The reductions in assets and funding sources evident from a review of our Balance Sheets reflect our decision not to continue growth unless such growth increases our net interest income and overall profitability.

	Average Balances, Yields and Rates
	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing balances due from banks	$48,360	$78	0.22%	$54,473	$98	0.24%
Securities
Taxable	148,153	3,177	2.87%	156,916	3,875	3.30%
Tax exempt (2)	16,874	517	4.10%	19,133	584	4.08%
Total investment securities	165,027	3,694	2.99%	176,049	4,459	3.39%
Other investments	1,303	7	0.72%	1,285	3	0.31%
Loans (2) (3) (4)	242,040	10,776	5.95%	265,240	12,125	6.11%
Total interest earning assets	456,730	14,555	4.26%	497,047	16,685	4.49%
Cash and due from banks	1,831			1,944
Allowance for loan losses	(5,761)			(6,271)
Valuation allowance - Available-for-sale securities	1,013			2,578
Premises and equipment	8,040			8,501
Other assets	30,466			23,495
Total assets	$492,319			$527,294

Liabilities and shareholders’ equity
Interest bearing deposits
Interest bearing transaction accounts	$77,246	$255	0.44%	$55,231	$244	0.59%
Savings	26,548	75	0.38%	28,862	79	0.37%
Time deposits $100M and over	120,624	1,481	1.64%	148,255	2,285	2.06%
Other time deposits	162,572	1,966	1.62%	192,568	3,835	2.66%
Total interest bearing deposits	386,990	3,777	1.30%	424,916	6,443	2.03%
Long-term debt	6,500	192	3.95%	7,451	219	3.93%
Total interest bearing liabilities	393,490	3,969	1.35%	432,367	6,662	2.06%
Noninterest bearing demand deposits	49,269			44,258
Other liabilities	3,465			3,654
Shareholders’ equity	46,095			47,015
Total liabilities and shareholders’ equity	$492,319			$527,294
Interest rate spread			2.91%			2.43%
Net interest income and net yield on earning assets		$10,586	3.10%		$10,023	2.70%
Interest free funds supporting earning assets	$63,240			$64,680

(1)  Yields and rates are annualized.

(2)  Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.

(3)  Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,400 for the third quarter of 2011 compared with $1,025 for the third quarter of 2010.  For the first nine months of 2011, the provision for loan losses was $4,100, compared with $3,275 for the first nine months of 2010.  At September 30, 2011, the allowance for loan losses was 2.52% of loans, compared with 2.24% at December 31, 2010 and 2.42% as of September 30, 2010.

For the first nine months of 2011, net charge-offs totaled $4,143, compared with $2,991 in net charge offs during the same period of 2010.  The higher levels of charge-offs in the 2011 period reflect the continuing distressed conditions in our local economies, especially lower real estate values.  No particular industries or groups of borrowers are disproportionately represented among the loans charged off.  If local economic conditions and real estate values do not improve, it is likely that we will continue to experience elevated levels of both net charge-offs and provisions for loan losses.  The activity in the allowance for loan losses is summarized in the table below:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
	(Dollars in thousands)
Allowance at beginning of period	$5,756	$6,052	$6,052
Provision for loan losses	4,100	4,525	3,275
Net charge-offs	(4,143)	(4,821)	(2,991)
Allowance at end of period	$5,713	$5,756	$6,336
Allowance as a percentage of loans outstanding at period end	2.52%	2.24%	2.42%
Loans at end of period	$226,530	$256,834	$261,904

Non-Performing and Potential Problem Loans

	Nonaccrual Loans	90 Days or More Past Due and Still Accruing	Troubled Debt Restructurings	Total Nonperforming Loans	Percentage of Total Loans
	(Dollars in thousands)
December 31, 2009	$13,870	$—	$—	$13,870	5.19%
Net change	2,575	—	—	2,575
March 31, 2010	16,445	—	—	16,445	6.15%
Net change	(603)	—	—	(603)
June 30, 2010	15,842	—	—	15,842	5.97%
Net change	(880)	—	2,988	2,108
September 30, 2010	14,962	—	2,988	17,950	6.85%
Net change	1,382	—	2,469	3,851
December 31, 2010	16,344	—	5,457	21,801	8.49%
Net change	4,244	—	7,049	11,293
March 31, 2011	20,588	—	12,506	33,094	13.36%
Net change	(4,334)	—	(5,336)	(9,670)
June 30, 2011	16,254	—	7,170	23,424	9.86%
Net change	(2,737)	—	(1,786)	(4,523)
September 30, 2011	$13,517	$—	$5,384	$18,901	8.34%

As of September 30, 2011, troubled debt restructurings (“TDRs”) totaling $381 are included in the amount of nonaccrual loans or loans 90 days past due and still accruing, and excluded from the amount of troubled debt restructurings,  in the table above.

Potential problem loans include loans, other than impaired loans, that management has identified as having possible credit problems sufficient to cast doubt upon the abilities of the borrowers to comply with the current repayment terms.  Such loans are included in the amounts of Management Attention and Special Mention Loans included in the table captioned “Internally Assigned Risk Grade” included in the section captioned “Loans” in the Notes to Consolidated Financial Statements.

South Carolina’s 11.0% (seasonally adjusted) unemployment rate as of September 2011 was the same as the 11.0% (seasonally adjusted) as of September 2010.  The unemployment rates (not seasonally adjusted) in Oconee and Anderson Counties, South Carolina were 10.3% and 9.9%, respectively, as of September 2011 compared with 11.0% and 10.4%, respectively, as of September 2010.  The unemployment rates for 2010 have been revised due to certain changes made in the calculations since they were first published by the Bureau of Labor Statistics.  The prolonged period of high unemployment and generally poor economic conditions has caused many individuals and companies to deplete their cash reserves.  When economic activity again becomes more robust and employment levels increase more broadly and on a more sustained basis, we expect that many of our customers will need to replenish those reserves before they can again repay their debts in an orderly manner.  As a result, we believe that there will be a prolonged period during which the ability of some of our loan customers to repay their debts will be reduced, which could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Foreclosed Assets

During the first nine months of 2011, foreclosed assets increased by $6,031 to $17,426.

With respect to other real estate owned, we acquired twenty-six foreclosed real estate properties with current carrying values totaling $7,031 during the 2011 nine-month period.  We sold seven foreclosed real estate properties that had carrying values of $720 for proceeds of $653, realizing net losses of $67.  Net downward valuation adjustments totaled $45 during the nine-month period.

Foreclosed assets represent a significant challenge.  In addition to their status as non-earning assets, the expenses of carrying these properties, particularly real estate, may be substantial.  Such expenses are included in noninterest expenses and may include expenses for items such as property taxes, utilities, maintenance and repairs, and property owner fees.  Consequently, we are dedicating more time and resources to our efforts to dispose of these assets in a prudent manner.

During the first nine months of 2011, we acquired eleven pieces of repossessed collateral which have carrying values of $83 and sold three pieces of repossessed collateral for proceeds of $175 with no gain or loss recognized.  Net downward valuation adjustments totaled $143 during the nine month period.

Noninterest Income

Noninterest income totaled $640 for the third quarter of 2011, compared with $668 for the 2010 quarter.  Service charges on deposit accounts were $30 lower in the 2011 period due to lower volumes of fee-related activity.  Fees associated with debit cards increased by $12 over the 2010 third quarter amount due to higher usage of this payment option.  However, we expect that debit card fees earned in future periods will probably decrease due to recently observed decreases in debit card usage.

For the nine months ended September 30, 2011, noninterest income totaled $1,818, compared with $1,896 for the same period of 2010.  Service charges on deposit accounts in the 2011 period were $112 less than in the same period of 2010.  Fees associated with debit cards were $43 higher in the 2011 period.

It is becoming increasingly difficult for us to increase, or in some cases to maintain, fee income at previous levels.  Recent regulatory changes may limit our ability to establish fees on certain accounts and transaction types.

Noninterest Expenses

Noninterest expenses totaled $2,457 for the third quarter of 2011, compared with $2,490 for the third quarter of 2010.  Deposit insurance expenses for the 2011 period were $2 less than for the same period of 2010 primarily due to lower amounts of insured deposits.  Debit card transaction expenses were $30 less than for the 2010 period due to the effects on card usage of recent regulatory changes.  Expenses for carrying foreclosed properties were $24 higher in the 2011 period because we hold more properties currently.

Noninterest expenses for the nine months ended September 30, 2011 totaled $7,620, compared with $7,438 for the same period of 2010.  Salaries and employee benefits increased by $74 from the amount for 2010.  Amounts assessed for FDIC insurance decreased by $171 because we have reduced our total assets and other elements of the deposit insurance assessment base.  Expenses associated with foreclosed assets increased by $290 over the 2010 period because we now hold more properties and some of the properties have been held for a prolonged period of time.

Income Taxes

For the third quarter of 2011, we recorded income tax expense of $35, compared with income tax expense of $131for the same period of 2010.  For the nine months ended September 30, 2011, income tax expense was $43, compared with income tax expense of $214 for the same period of 2010.  The lower income tax expense in both 2011 periods resulted from lower amounts of taxable net income than in the same periods of 2010.

As of September 30, 2011, we have net deferred tax assets totaling $1,674.  Approximately $554 is realizable from available carrybacks to prior years’ taxable income.  Realization of the remaining $1,120 is dependent primarily on our ability to generate federal taxable income in the future.  Based on our previous operating history and projection of taxable income for the next three years, we believe it is more likely than not that we will be able to realize these assets.  Consequently, we have not provided a valuation allowance for these assets.  However, forecasting necessarily requires that we make judgments and assumptions about uncertain future events.  As more empirical evidence becomes available, or as other events occur that might cause us to revise our assumptions and judgments, it is possible that our forecasts could change and it might then be necessary for us to provide a valuation allowance by a charge to income tax expense to reduce the net deferred tax assets to an amount that we believe is more likely than not to be realized.

For purposes of calculating regulatory capital ratios as of September 30, 2011, each of the Company and the Bank excluded $1,554 of net deferred tax assets from capital.  Generally, each entity is required to exclude from Tier 1 and Total capital the lesser of 10% of its total assets or the amount of deferred tax assets that exceeds the amount realizable from carryback years plus the amount realizable from federal taxable income forecasted for the next twelve months.

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

As of September 30, 2011, the ratio of loans to total deposits was 54.0%, compared with 57.7% as of December 31, 2010.  We believe that liquidity sources are adequate to meet our operating needs.

Capital Resources

Our capital base increased by $2,014 since December 31, 2010 as the result of net income of $641 for the first nine months of 2011, plus a $1,491 change in net unrealized gains on available-for-sale securities, net of deferred income tax effects, less $118 dividends paid on preferred stock.  Any unrealized losses on available-for-sale securities are not considered to be other than temporary.  Our available-for-sale securities primarily consist of debt issuances of government-sponsored enterprises.  Even though these instruments are not directly guaranteed by the U. S. Government, they are generally considered to be of high quality and default risk is believed to be remote.  Therefore, the changes in market values are believed to be the result only of changes in market interest rates.  We currently have both the intent and the ability to hold such securities until the market value recovers, including until maturity.

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

The September 30, 2011 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the “well capitalized” and minimum ratios under the regulatory definitions and guidelines:

		Total
	Tier 1	Capital	Leverage
Community First Bancorporation	16.0%	17.3%	9.3%
Community First Bank	14.5%	15.7%	8.3%
Minimum “well-capitalized” requirement	6.0%	10.0%	6.0%
Minimum requirement	4.0%	8.0%	5.0%

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

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

September 30, 2011
(Dollars in thousands)
Loan commitments	$22,318
Standby letters of credit	1,221

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.  The Bank receives fees for loan commitments and standby letters of credit.  The amount of such fees was not material for either the nine months or three months ended September 30, 2011.

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

PART II — OTHER INFORMATION

Item 6. - Exhibits

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document.

101.SCG*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.ORE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST BANCORPORATION

November 14, 2011	/s/ Frederick D. Shepherd, Jr.

Date	Frederick D. Shepherd, Jr., Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Certifications Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document.

101.SCG*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.ORE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.