Form 10-K
period 2011-12-31
COMMUNITY FIRST BANCORP
filed 2012-04-19
CIK 1047446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Common Stock (no par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates on June 30, 2011, which was the last day of the Registrant’s most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $6,176,197.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of March 12, 2012, there were 4,171,275 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)    Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 - Parts I and II

(2)    Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders — Part III

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

•                  ability to realize anticipated tax benefits;

•                  availability of liquidity sources;

•                  the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

•                  the risks related to the acquisition of other financial institutions;

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

PART I

Item 1.  Business

FORM OF ORGANIZATION

Community First Bancorporation (the “Company”) is a South Carolina corporation and a bank holding company incorporated on May 23, 1997.  The Company commenced operations on October 16, 1997, upon effectiveness of the acquisition of Community First Bank (the “Bank”) as a wholly owned subsidiary.  The principal business of the Company is ownership and operation of the Bank.  In November 2011, the Company acquired Bank of Westminster (“Westminster”), Westminster, South Carolina, in an all cash transaction pursuant to the merger of Westminster with and into the Bank.  In 2009, the Company organized Upstate Resource Management, Inc.  as a wholly owned subsidiary to hold certain troubled assets sold to it by the Bank.

BUSINESS OF BANKING

General

The Bank is a South Carolina state bank which was incorporated in December, 1988, and commenced operations as a commercial bank in March, 1990.  The Bank operates from its offices in Walhalla, Seneca, Anderson, Westminster and Williamston, South Carolina.  The main office is located at 3685 Blue Ridge Boulevard, in Walhalla, South Carolina; the Seneca offices are located at 449 Highway 123 Bypass, and 1600 Sandifer Boulevard, in Seneca, South Carolina; the Anderson offices are located at 4002 Clemson Boulevard, and 2007 East Greenville Street in Anderson, South Carolina; the Williamston office is located at 208 East Main Street in Williamston, South Carolina; and the Westminster offices are located at 306 East Windsor Street, and 1101 East Main Street in Westminster, South Carolina.

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

As of December 31, 2011, local governmental deposits comprised approximately 9% of the Bank’s total deposits.  These deposits are concentrated among a few local governmental entities and are somewhat volatile.  Management of the Bank has, however, taken steps that it believes are sufficient to minimize to the greatest extent possible the impact of such volatibility on the Bank’s liquidity position, including maintaining membership in the Federal Home Loan Bank of Atlanta in order to gain access to its credit programs.

Employees

At December 31, 2011, the Company employed 93 people.

Competition

The banking laws of South Carolina allow statewide branching, and, therefore, commercial banking in the state is highly competitive.  South Carolina law also permits bank holding companies in other states with reciprocal laws to acquire depository institutions in South Carolina, and most of the other financial institutions in the Oconee and Anderson County areas are branch offices of large, regional banks.  Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act recently increased the ability of bank holding companies and banks to operate across state lines.

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

The Bank encounters strong competition from most of the financial institutions in the Bank’s market areas, which generally encompass Oconee County and the immediately surrounding area and Anderson County and the immediately surrounding area.  As of June 30, 2011, the most recent date for which information is available, there were 13 banks and savings and loan associations, including the Bank, in Oconee County, with 27 branch locations.  Total deposits in the county were approximately $1.2 billion, of which the Bank had a 23.5% market share.  As of June 30, 2011 there were 21 banks and savings and loan associations, including the Bank, in Anderson County, with 63 branch locations.  Total deposits in Anderson County were approximately $2.3 billion, of which the Bank had a 6.3% market share.  Additionally, in the conduct of certain banking business, the Bank also competes with consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

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

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act.  The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company does not have a website, but the Bank maintains a website at www.c1stbank.com.  As required by SEC rules, the Company’s 2011 Annual Report to Shareholders and Proxy Statement for the 2012 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders.  Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officer pursuant to Section 16 of the Securities Exchange Act of 1934 are also available on the Bank’s website.  The Company does not post its other SEC filings on the Bank’s website because the Bank has only a small staff available to update and monitor the website, and the Company’s filings are readily available on the SEC website, www.sec.gov, without charge.  Persons who are unable to obtain such filings from the SEC website may obtain free copies from the Company upon request.

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

As noted above, in addition to regulation by the Federal Reserve under the BHCA, the Company is also subject to supervision and regulation by the State Board.  The Company must provide the State Board with information with respect to its financial condition, operations, management, and inter-company relationships of the Company and its subsidiaries.  The State Board may also require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may make examinations of the Company and its subsidiaries.

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

As set forth under the caption “Management’s Discussion and Analysis — Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2011, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2011.

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

FDIC Insurance Assessments

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions insurance premiums.  As a result of recent bank failures and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special one-time emergency assessment.  The Bank paid $215,000 in September, 2009, based on June 30, 2009, deposits for the one-time emergency assessment.  On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 30, 2009, the Bank paid $2,644,607 related to the prepayment of these quarterly premiums for the years 2010, 2011 and 2012. For 2010 and the following two years, on a quarterly basis, the FDIC continued, and will continue, to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank expenses the current portion as calculated by the FDIC.  The amount expensed for 2011 was $923,014. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.

In November 2010, the FDIC approved a regulation, which was effective April 1, 2011, that implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets.  The regulation changes the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio to 2.0%.  The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

On December 29, 2010 the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as non-interest bearing transaction accounts for two years ending December 31, 2012.

Regulation of the Bank

The Bank is subject to regulation and examination by the South Carolina state bank examiners and the FDIC, and is further subject to regulation by the recently created Consumer Protection Bureau.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

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

A bank that is “undercapitalized” becomes subject to the “prompt corrective action” provisions of the FDIA restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank’s assets and requiring prior approval of certain expansion proposals.  A bank that is “significantly undercapitalized” is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is “critically undercapitalized” is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, as well as a requirement that the bank be placed in receivership within 90 days in most cases.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

Interstate Banking

Under federal law, the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

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

Although the Act and the regulations create opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Governmental Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing into 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 (which increase was subsequently made permanent by the Dodd-Frank Act discussed below), and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management’s belief that other sources of capital were, and would continue to be, available should additional capital be needed.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the last four years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  See “— FDIC Insurance Assessments” above for additional information.

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities.  See also “Dodd-Frank Wall Street Reform and Consumer Protection Act.”  The Company is presently unable to predict the impact of many of such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  The Dodd-Frank Act includes changes to the financial regulatory systems, enhances bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer’s ability to repay, changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, makes permanent the $250,000 limit for federal deposit insurance, provides for unlimited federal deposit insurance for noninterest-bearing transaction accounts until December 31, 2012, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies to implement new regulations that establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  The Company continues to evaluate proposed and final regulations related to the Dodd-Frank Act as they are implemented in order to determine the impact each will have on current and future operations.  The majority of the resulting regulations affecting the Company have been implemented, and the Company has experienced a moderate loss of income associated with debit transactions and moderate increased compliance costs associated with other provisions of the Dodd-Frank Act.

Legislative Proposals

Proposed legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time.  For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets.  Broader problems in the financial sector of the economy which became apparent in 2008 have led to numerous calls for legislative restructuring of the regulation of the sector.  The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

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

Dramatic declines in the housing market during the prior four years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

Our business is concentrated in the Upstate area of South Carolina, and, as has been the case over the prior three  years, a downturn in the economy of the area, a decline in area real estate values, or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Upstate area of South Carolina.  As a result, our financial condition and results of operations are affected by changes in the Upstate economy.  Over the past several years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures.  If the economic recession and general decline in Upstate area real estate values or other adverse economic conditions continue, we would expect continuing decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans.  The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in the Upstate and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.  The longer such adverse economic conditions persist, the greater the adverse impact on us will be.

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

Although trades of our common stock may occur from time to time on an individual basis or be reported on the OTC Bulletin Board, no active trading market has developed and none may develop in the foreseeable future.  Our common stock is not traded on any exchange.  Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

The market price of our common stock may continue to decline.

The market prices of many financial institution equity securities, including ours, have declined significantly over the past four years in response to the financial crises affecting the banking system and financial markets.  There can be no assurance that such declines will not continue.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties

The Bank owns in fee simple with no major encumbrances, the real property where its corporate offices and banking offices are located at 3685 Blue Ridge Boulevard, Walhalla, South Carolina; 449 Highway 123 Bypass in Seneca, South Carolina; 1600 Sandifer Boulevard in Seneca, South Carolina; 4002 Clemson Boulevard in Anderson, South Carolina; 2007 East Greenville Street in Anderson, South Carolina; 208 East Main Street in Williamston, South Carolina; 306 East Windsor Street in Westminster, South Carolina; and 1101 East Main Street in Westminster, South Carolina.  Management of the Bank believes the Bank’s facilities are suitable and adequate for the Company’s needs.

The Company also holds 75 properties acquired through foreclosure or in settlement of loans.  All of the properties are being marketed for sale.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

The portions of the 2011 Annual Report to Shareholders incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth under the caption “Market for Common Stock and Dividends” and in Note J to the Company’s Consolidated Financial Statements under the caption “Restrictions on Subsidiary Dividends, Loans or Advances” in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Annual Report”) is incorporated herein by reference.  The information set forth in Part I, Item 1 of this Form 10-K under the caption “Effect of Government Regulation — Payment of Dividends” is also incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

The Company did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

The following table sets for the information about repurchases of the Company’s equity securities during the fourth quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2011	16,200	$4.27	—	—
November 1 - November 30, 2011	900	4.32	—	—
December 1 - December 31, 2011
Total	17,100

These securities were purchased by the Company’s subsidiary, Upstate Resource Management, Inc., in isolated transactions, and not as a part of any program or plan.  The number of shares and share prices in the table above have not been adjusted to reflect the 5% stock dividend effective December 16, 2011.

Item 6.  Selected Financial Data

The information set forth under the caption “Financial Summary” in the 2011 Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon, set forth in the 2011 Annual Report are incorporated herein by reference.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

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

Management’s Report on Internal Control Over Financial Reporting

The report set forth under the caption “Management’s Report on Internal Control Over Financial Reporting” set forth in the 2011 Annual Report is incorporated herein by reference.

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

Item 9B.  Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2011 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Management of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in conjunction with the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days of the Corporation’s fiscal year end, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2011 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)(2)
Equity compensation plans approved by security holders	235,212	$11.62	0

Equity compensation plans not approved by security holders	0	0	0

Total	235,212	$11.62	0

(1)           These include  shares that may be issued upon exercise of options outstanding at December 31, 2011 under the 1998 Stock Option Plan (see note 2 below).  The Company’s 1989 Stock Option Plan previously expired, and all remaining options thereunder expired in 2010.  No further options may be issued or exercised under the 1989 Plan.

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

Item 13.  Certain  Relationships  and Related  Transactions,  and Director Independence

The information set forth under the captions “Certain Relationships and Related Transactions” and “Governance Matters — Director Independence” in the Proxy Statement is incorporated herein by reference.  The members of our Audit and Compensation Committees are all independent as defined in the Nasdaq Stock Market, Inc.  Marketplace Rules.  Our entire Board of Directors serves as our Nominating Committee.  Frederick D.  Shepherd, Jr., our President and Chief Executive Officer, is the only member of our Board of Directors who is not independent as defined by such rules.

PART IV

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements and Financial Schedules

•                  Report of Independent Registered Public Accounting Firm.

•                  Consolidated Balance Sheets - December 31, 2011 and 2010

•                  Consolidated Statements of Income - Years ended December 31, 2011, 2010 and 2009

•                  Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2011, 2010 and 2009

•                  Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009

•                  Notes to Consolidated Financial Statements

(3)  Exhibits

Exhibit No (from item 601 of Regulation S-K)	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998, and Current Report on Form 8-K, filed February 9, 2009.)

3.2	By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the “1997 10-KSB”))

4	Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

10.1	Community First Bank Incentive Stock Agreement with Frederick D.Shepherd, Jr. (Incorporated by reference to the 1997 10-KSB)

10.2	Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

10.3	Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

10.4	Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2011

21	Subsidiaries of the registrant

23	Consent of J. W. Hunt & Company, L.L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	18 U.S.C. Section 1350 Certifications

101.INS*	XBRL Instance Document.

101.SCG*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.ORE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

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

COMMUNITY FIRST BANCORPORATION

Date: April 19, 2012	By:	/s/ Frederick D. Shepherd, Jr.
Frederick D. Shepherd, Jr.
Its President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

	Vice Chairman and Director	April , 2012
(Larry S. Bowman)

/s/ William M. Brown	Director and Secretary	April 19, 2012
(William M. Brown)

/s/ Robert H. Edwards	Director	April 19, 2012
(Robert H. Edwards)

	Director	April , 2012
(Blake L. Griffith)

	Director	April , 2012
(John R. Hamrick)

/s/ James E. McCoy	Chairman and Director	April 19, 2012
(James E. McCoy)

/s/ Frederick D. Shepherd, Jr.	Director, President, Chief	April 19, 2012
(Frederick D. Shepherd, Jr.)	Executive Officer, Treasurer and
Principal Financial Officer

/s/ Gary V. Thrift	Director	April 19, 2012
(Gary V. Thrift)

	Director	April , 2012
(James E. Turner)

/s/ Charles L. Winchester	Director	April 19, 2012
(Charles L. Winchester)

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1998, and Current Report on Form 8-K, filed February 9, 2009.)

3.2	By-laws (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1997 (the “1997 10-KSB”))

4	Specimen Stock certificate (Incorporated by reference to the 1997 10-KSB)

10.1	Community First Bank Incentive Stock Agreement with Frederick D.Shepherd, Jr. (Incorporated by reference to the 1997 10-KSB)

10.2	Community First Bancorporation 1998 Stock Option Plan (Incorporated by reference to Proxy Statement filed in connection with the 1998 Annual Meeting of Shareholders)

10.3	Employment Agreement between the Company, Community First Bank and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

10.4	Salary Continuation Agreement between the Company and Frederick D. Shepherd, Jr., dated July 31, 2007 (Incorporated by reference to Report on Form 8-K filed August 6, 2007)

13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2011

21	Subsidiaries of the registrant

23	Consent of J. W. Hunt & Company, L.L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	18 U.S.C. Section 1350 Certifications

101.INS*	XBRL Instance Document.

101.SCG*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.ORE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

* As provided in Rule 406T of Regulation S-T, this information and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.