Form 10-Q
period 2012-03-31
COMMUNITY FIRST BANCORP
filed 2012-06-01
CIK 1047446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, no par or stated value,4,152,294 Shares Outstanding on May 18, 2012.

COMMUNITY FIRST BANCORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

COMMUNITY FIRST BANCORPORATION

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and due from banks	$1,747	$3,355
Interest bearing deposits due from banks	143,585	121,555
Cash and cash equivalents	145,332	124,910
Debt securities available-for-sale	103,388	124,094
Equity securities available-for-sale	3	317
Securities held-to-maturity (fair value $4,340 for 2012 and $4,752 for 2011)	4,004	4,396
Federal Home Loan Bank stock, at cost	1,143	1,143
Loans	216,278	224,656
Allowance for loan losses	(4,861)	(4,359)
Loans - net	211,417	220,297
Premises and equipment - net	8,938	8,929
Accrued interest receivable	1,513	1,879
Bank-owned life insurance	10,104	10,016
Foreclosed assets	18,548	18,306
Other assets	2,916	2,826

Total assets	$507,306	$517,113

Liabilities
Deposits
Noninterest bearing	$65,662	$68,465
Interest bearing	390,634	395,377
Total deposits	456,296	463,842
Accrued interest payable	1,056	1,154
Long-term debt	6,500	6,500
Other liabilities	2,598	2,552
Total liabilities	466,450	474,048

Shareholders’ equity
Preferred stock - Series A - non-voting 5% cumulative - $1,000 per share liquidation preference; 5,000 shares authorized; issued and outstanding - 3,150 shares	3,126	3,126
Preferred stock - no par value; 9,995,000 shares authorized; None issued and outstanding	—	—
Common stock - no par value; 10,000,000 shares authorized; issued and outstanding - 4,152,294 for 2012 and 4,152,334 for 2011	40,669	40,669
Additional paid-in capital	748	748
Retained earnings (Accumulated deficit)	(3,733)	(3,014)
Accumulated other comprehensive income	46	1,536
Total shareholders’ equity	40,856	43,065

Total liabilities and shareholders’ equity	$507,306	$517,113

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Income (Loss)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands, except per share)
Interest income
Loans, including fees	$3,369	$3,623
Interest bearing deposits due from banks	68	28
Securities
Taxable	752	1,124
Tax-exempt	176	177
Other investments	4	2
Total interest income	4,369	4,954
Interest expense
Time deposits $100M and over	399	562
Other deposits	615	870
Long-term debt	64	64
Total interest expense	1,078	1,496
Net interest income	3,291	3,458
Provision for loan losses	935	1,250
Net interest income after provision	2,356	2,208
Other income
Service charges on deposit accounts	253	260
Debit card transaction fees	181	183
Credit life insurance commissions	—	1
Net gains on sales of securities available-for-sale	1,528	—
Net gains (losses) on sales of foreclosed assets	12	(29)
Increase in value of bank-owned life insurance	88	89
Other income	50	55
Total other income	2,112	559
Other expenses
Salaries and employee benefits	1,192	1,220
Net occupancy expense	160	139
Furniture and equipment expense	91	79
Amortization of computer software	175	97
Expenses of foreclosed assets	1,812	201
FDIC insurance expense	249	232
Debit card transaction expenses	39	116
Other expense	596	474
Total other expenses	4,314	2,558
Income before income taxes	154	209
Income tax expense	834	34
Net income (loss)	(680)	175
Deductions for amounts not available to common shareholders:
Dividends declared or accumulated on preferred stock	(39)	(39)
Net income (loss) available to common shareholders	$(719)	$136

Per common share*
Net income (loss)	$(0.17)	$0.03
Net income (loss), assuming dilution	(0.17)	0.03

* Per share information has been retroactively adjusted to reflect a 5% stock dividend effective December 16, 2011.

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

Net income (loss)	$(680)	$175
Other comprehensive income (loss)
Unrealized losses on available-for-sale securities arising during the period	(796)	(242)
Related income tax benefit	286	87
Less: Reclassification adjustments for net gains included in net income	(1,528)	—
Related income tax benefit	548	—
Other comprehensive loss	(1,490)	(155)
Comprehensive income (loss)	$(2,170)	$20

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

					Retained	Accumulated
	Shares of			Additional	Earnings	Other
	Common	Preferred	Common	Paid-in	(Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit)	Income (Loss)	Total
	(Dollars in thousands)

Balance, January 1, 2011	3,972,976	$3,126	$39,931	$748	$1,396	$111	$45,312
Net income	—	—	—	—	175	—	175
Other comprehensive income (loss)	—	—	—	—	—	(155)	(155)
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)
Balance, March 31, 2011	3,972,976	$3,126	$39,931	$748	$1,532	$(44)	$45,293

Balance, January 1, 2012	4,152,334	$3,126	$40,669	$748	$(3,014)	$1,536	$43,065
Net income (loss)	—	—	—	—	(680)	—	(680)
Other comprehensive income (loss)	—	—	—	—	—	(1,490)	(1,490)
Adjustment of fractional shares issued in conjunction with 2011 stock dividend	(40)	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	(39)	—	(39)
Balance, March 31, 2012	4,152,294	$3,126	$40,669	$748	$(3,733)	$46	$40,856

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Operating activities
Net income (loss)	$(680)	$175
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	935	1,250
Depreciation	88	93
Deferred income taxes	314	(201)
Amortization of net loan fees and costs	(7)	17
Securities accretion and premium amortization	259	268
Net gains realized on sales of securities available-for-sale	(1,528)	—
Writedowns of foreclosed assets	1,531	45
Loss (gain) on sale of foreclosed assets	(12)	29
Increase in cash surrender value of bank-owned life insurance	(88)	(89)
Decrease in interest receivable	366	98
Decrease in interest payable	(98)	(526)
Decrease in prepaid expenses and other assets	419	459
Increase in other accrued expenses	46	243
Net cash provided by operating activities	1,545	1,861

Investing activities
Purchases of available-for-sale securities	(46,529)	(23,965)
Maturities, calls and paydowns of securities available-for-sale	24,159	21,871
Maturities, calls and paydowns of securities held-to-maturity	392	643
Proceeds of sales of securities available-for-sale	42,335	—
Net decrease in loans made to customers	5,278	7,502
Purchases of premises and equipment	(97)	(5)
Additional investment in foreclosed assets, net	(20)	—
Proceeds of sale of foreclosed assets	944	324
Net cash provided by investing activities	26,462	6,370

Financing activities
Net (decrease) increase in demand deposits, interest bearing transaction accounts and savings accounts	(7,180)	6,516
Net decrease in certificates of deposit and other time deposits	(366)	(17,802)
Decrease in short-term borrowings	—	(5,000)
Cash dividends paid on preferred stock	(39)	(39)
Net cash used by financing activities	(7,585)	(16,325)
Increase (decrease) in cash and cash equivalents	20,422	(8,094)
Cash and cash equivalents, beginning	124,910	40,882
Cash and cash equivalents, ending	$145,332	$32,788

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST BANCORPORATION

Consolidated Statements of Cash Flows - continued

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for
Interest	$1,176	$2,022
Income taxes	—	—
Net transfers from loans and other asets to foreclosed assets	2,796	508
Noncash investing and financing activities:
Other comprehensive loss	(1,490)	(155)

COMMUNITY FIRST BANCORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts in thousands, except per share)

Accounting Policies — A summary of significant accounting policies is included in Community First Bancorporation’s (the “Company,” “our,” “we,” “us,” and similar references) Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Investment Securities — The following table presents information about amortized cost, unrealized gains, unrealized losses, and estimated fair values of securities:

	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
	Amortized	Holding	Holding	Fair	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale
Debt securities
Mortgage-backed securities issued by US Government agencies	$653	$9	$—	$662	$1,555	$65	$—	$1,620
Government sponsored enterprises (GSEs)	66,895	84	423	66,556	75,004	436	55	75,385
Mortgage-backed securities issued by GSEs	30,165	378	61	30,482	26,951	1,118	4	28,065
State, county and municipal	5,603	97	12	5,688	18,180	853	9	19,024
Total debt securities	103,316	568	496	103,388	121,690	2,472	68	124,094
Equity securities	2	1	—	3	324	—	7	317
Total	$103,318	$569	$496	$103,391	$122,014	$2,472	$75	$124,411

Held-to-maturity
Mortgage-backed securities issued by US Government agencies	$—	$—	$—	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—	—	—	—
Mortgage-backed securities issued by GSEs	4,004	336	—	4,340	4,396	356	—	4,752
State, county and municipal	—	—	—	—	—	—	—	—
Total	$4,004	$336	$—	$4,340	$4,396	$356	$—	$4,752

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below:

	March 31, 2012
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Non-mortgage backed securities issued by GSEs and by state, county and municipal issuers
Due within one year	$150	$150
Due after one through five years	433	435
Due after five through ten years	48,585	48,433
Due after ten years	23,330	23,226
	72,498	72,244
Mortgage-backed securities issued by:
US Government agencies	34,169	34,822
GSEs	653	662
Total	$107,320	$107,728

The estimated fair values and gross unrealized losses of all of the Company’s investment securities whose fair values were less than amortized cost as of March 31, 2012 and December 31, 2011 and which had not been determined to be other-than-temporarily impaired are presented below.  The Company evaluates all available-for-sale securities and all held-to-maturity securities for impairment as of each balance sheet date.  The securities have been segregated in the table by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
Government-sponsored enterprises (GSEs)	$40,208	$423	$—	$—	$40,208	$423
Mortgage-backed securities issued by GSEs	14,357	61	—	—	14,357	61
State, county and municipal securities	1,055	12	—	—	1,055	12
Equity securities	—	—	—	—	—	—
Total	$55,620	$496	$—	$—	$55,620	$496

Held-to-maturity
GSEs	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 31, 2011
	Continuously in Unrealized Loss Position for a Period of
	Less than 12 Months		12 Months or more		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Dollars in thousands)
Available-for-sale
Government-sponsored enterprises (GSEs)	$12,623	$55	$—	$—	$12,623	$55
Mortgage-backed securities issued by GSEs	1,946	4	—	—	1,946	4
State, county and municipal securities	—	—	501	9	501	9
Equity securities	315	7	—	—	315	7
Total	$14,884	$66	$501	$9	$15,385	$75

Held-to-maturity
GSEs	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of March 31, 2012, 39 securities had been continuously in an unrealized loss position for less than 12 months and no securities had been continuously in an unrealized loss position for 12 months or more.  We do not consider these investments to be other-than-temporarily impaired because the unrealized losses involve primarily issuances of government-sponsored enterprises and state, county and municipal government issuers.  We also believe that the impairments resulted from current credit market conditions.  There have been no defaults or failures by any of the issuers to remit periodic interest payments as required, nor are we aware that any such issuer has given notice that it expects it will be unable to make any such future payment according to the terms of its bond agreement.  Although we classify a majority of our investment securities as available-for-sale, management has not determined that any specific securities will be disposed of prior to maturity and believes that we have both the ability and the intent to hold those investments until a recovery of fair value, including until maturity.  Furthermore, we do not believe that we will be required to sell any such securities prior to recovery of the unrealized losses.  Substantially all of the state, county and municipal securities were rated at least “investment grade” by either S&P or Moody’s, or both, as of March 31, 2012.

Our subsidiary bank is a member of the Federal Home Loan Bank of Atlanta (“FHLB”) and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time.  These securities are identified in a separate category in the Consolidated Balance Sheets.  Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the Company’s subsidiary.  We evaluate this security for impairment based on the probability of ultimate recovery of the acquisition cost.  No impairment has been recognized based on this evaluation.

During the first three months of 2012, we sold sixty-seven available-for-sale debt securities and two available-for-sale equity securities for proceeds of $42,335 and realized gains of $1,528.  In addition, seventeen securities were called for proceeds of $20,100 and paydowns of mortgage-backed securities totaled $4,451.  We purchased twenty-seven debt securities for cash expenditures of $46,529.  There were there no transfers of available-for-sale securities to other categories.

Loans — Loans consisted of the following:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Commercial, financial and industrial	$18,362	$18,123
Real estate- construction	10,097	11,706
Real estate - mortgage	169,201	174,351
Consumer installment	18,618	20,476
Total	216,278	224,656
Allowance for loan losses	(4,861)	(4,359)
Loans - net	$211,417	$220,297

The following table provides information about the payment status of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(Dollars in thousands)
As of March 31, 2012
Commercial, financial and industrial	$135	$386	$220	$741	$17,621	$18,362
Real estate- construction	—	—	1,709	1,709	8,388	10,097
Real estate - mortgage	3,005	1,008	5,888	9,901	159,300	169,201
Consumer installment	435	108	176	719	17,899	18,618
Total	$3,575	$1,502	$7,993	$13,070	$203,208	$216,278

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(Dollars in thousands)
As of December 31, 2011
Commercial, financial and industrial	$223	$117	$265	$605	$17,518	$18,123
Real estate- construction	—	230	2,594	2,824	8,882	11,706
Real estate - mortgage	1,490	1,175	7,387	10,052	164,299	174,351
Consumer installment	458	119	109	686	19,790	20,476
Total	$2,171	$1,641	$10,355	$14,167	$210,489	$224,656

Nonaccrual loans totaled $7,993 and $10,342 as of March 31, 2012 and December 31, 2011, respectively.  Troubled debt restructurings, not including such loans that are included in nonaccrual loans, totaled $8,075 as of March 31, 2012 and

$6,205 as of December 31, 2011.  As of March 31, 2012 and December 31, 2011, we had loans past due 90 days or more and still accruing interest totaling $0 and $13, respectively.

Loans that we grade Management Attention and Special Mention are not believed to represent more than a minimal likelihood of loss.  Those grades indicate that a change in the borrowers’ circumstances, or some other event, has occurred such that an elevated level of monitoring is warranted.  Such loans are generally evaluated collectively for purposes of estimating the allowance for loan losses.  Loans graded Substandard are believed to present a moderate likelihood of loss due the presence of well-defined weakness in the borrowers’ financial condition such as a change in their demonstrated repayment history, the effects of lower collateral values combined with other financial difficulties the borrowers may be experiencing, or deterioration of other indicators of the borrowers’ ability to service the loan as agreed.  Loans graded Doubtful are believed to present a high likelihood of loss due to severe deterioration of a borrowers’ financial condition, severe past due status and/or substantial deterioration of collateral value, or other factors.  Loans graded Substandard and Doubtful are evaluated individually for impairment.  Management updates the loans in its internal risk grading system no less often than monthly.  The following table provides information about how we grade loans internally.

	Internally Assigned Risk Grade
	Management Attention	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
As of March 31, 2012
Commercial, financial and industrial	$1,381	$2,423	$988	$—	$4,792
Real estate- construction	1,553	1,542	4,271	—	7,366
Real estate - mortgage	12,421	16,673	18,779	—	47,873
Consumer installment	1,034	662	839	—	2,535
	$16,389	$21,300	$24,877	$—	$62,566

	Internally Assigned Risk Grade
	Management Attention	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
As of December 31, 2011
Commercial, financial and industrial	$1,182	$2,023	$981	$—	$4,186
Real estate- construction	1,541	1,457	5,822	—	8,820
Real estate - mortgage	10,699	12,586	21,425	—	44,710
Consumer installment	1,335	860	697	—	2,892
	$14,757	$16,926	$28,925	$—	$60,608

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

Following is a summary of our impaired loans, by class:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
	(Dollars in thousands)
As of March 31, 2012
With no related allowance recorded:
Commercial, financial and industrial	$927	$1,100	$—	$927	$—
Real estate- construction	1,725	2,070	—	1,725	—
Real estate - mortgage	11,400	11,591	—	11,400	1
Consumer installment	65	86	—	65	—

With an allowance recorded:
Commercial, financial and industrial	$335	$335	$210	$335	$—
Real estate- construction	633	797	64	633	—
Real estate - mortgage	3,987	5,752	490	3,987	—
Consumer installment	242	242	127	242	—

Total:
Commercial, financial and industrial	$1,262	$1,435	$210	$1,262	$—
Real estate - construction and mortgage	17,745	20,210	554	17,745	1
Consumer installment	307	328	127	307	—
Total	$19,314	$21,973	$891	$19,314	$1

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-Date Average Recorded Investment	Year-to-Date Interest Income Recognized
	(Dollars in thousands)
As of December 31, 2011
With no related allowance recorded:
Commercial, financial and industrial	$178	$330	$—	$361	$15
Real estate- construction	2,664	3,443	—	6,216	42
Real estate - mortgage	9,654	12,073	—	10,909	275
Consumer installment	40	56	—	144	6

With an allowance recorded:
Commercial, financial and industrial	$271	$271	$120	$714	$18
Real estate- construction	764	764	134	1,174	55
Real estate - mortgage	1,310	1,755	270	1,833	64
Consumer installment	298	298	149	342	20

Total:
Commercial, financial and industrial	$449	$601	$120	$1,075	$33
Real estate - construction and mortgage	14,392	18,035	404	20,132	436
Consumer installment	338	354	149	486	26
Total	$15,179	$18,990	$673	$21,693	$495

The following table provides information about how we evaluated loans for impairment, the amount of the allowance for loan losses estimated for loans subjected to each type of evaluation, and the related total amounts, by portfolio segment as of each date indicated:

	Secured by
	Real Estate	Other	Total
	(Dollars in thousands)
As of March 31, 2012
Allowance for credit losses
Ending balance	$2,721	$2,140	$4,861
Ending balance - individually evaluated for impairment	$554	$337	$891
Ending balance - collectively evaluated for impairment	$2,167	$1,803	$3,970

Loans
Ending balance	$179,298	$36,980	$216,278
Ending balance - individually evaluated for impairment	$17,299	$1,527	$18,826
Ending balance - collectively evaluated for impairment	$161,999	$35,453	$197,452

	Secured by
	Real Estate	Other	Total
	(Dollars in thousands)
As of December 31, 2011
Allowance for credit losses
Ending balance	$2,437	$1,922	$4,359
Ending balance - individually evaluated for impairment	$404	$269	$673
Ending balance - collectively evaluated for impairment	$2,033	$1,653	$3,686

Loans
Ending balance	$186,057	$38,599	$224,656
Ending balance - individually evaluated for impairment	$14,392	$787	$15,179
Ending balance - collectively evaluated for impairment	$171,665	$37,812	$209,477
Ending balance - Loans acquired with deteriorated credit quality	$1,402	$58	$1,460

The following table presents information about loans that were modified in troubled debt restructurings during the first three months of 2012:

	As of March 31, 2012
	Modifications
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate - mortgage	1	$116	$116
Consumer installment	2	16	14

The following table presents information about loans that were modified in troubled debt restructuring during the twelve months ending March 31, 2012 and subsequently defaulted:

	As of March 31, 2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment
Real estate - mortgage	1	$230

During the three months ended March 31, 2012, we continued to experience higher than normal (pre-recession) amounts of net charge-offs, and relatively high levels of past due and nonaccrual loans.  These and other measures of credit quality, as well as continuing weakness in real estate prices, relatively low levels of activity in the real estate market and the continuing high unemployment in our market areas, indicate that our loan customers and collateral values remain under stress.  Accordingly, we have recorded higher than normal provision and allowance for loan losses to recognize those conditions.   We have not changed our accounting policy or the methodology used to estimate the allowance for loan losses since December 31, 2011.  The following table provides information about activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

	Secured by
	Real Estate	Other	Unallocated	Total
	(Dollars in thousands)
For the three months ended March 31, 2012
Allowance for credit losses
Balance, January 1, 2012	$2,437	$880	$1,042	$4,359
Provision charged to expense	441	342	152	$935
Recoveries	26	10	—	$36
Charge-offs	(296)	(173)	—	(469)
Balance at March 31, 2012	$2,608	$1,059	$1,194	$4,861

Earnings (Loss) Per Common Share — Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed by dividing applicable net income (loss) by the weighted average number of common shares outstanding and any dilutive potential common shares and dilutive stock options.  It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company’s common stock at the average market price during the period.  Per share information for 2011 has been retroactively adjusted to give effect to a 5% stock dividend effective December 16, 2011.  Net income (loss) per common share and net income (loss) per common share, assuming dilution, were computed as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands,
	except per share amounts)

Net income (loss) per common share, basic
Numerator - net income (loss) available to common shareholders	$(719)	$136
Denominator
Weighted average common shares issued and outstanding	4,152,294	4,171,625
Net income (loss) per common share, basic	$(.17)	$.03

Net income (loss) per common share, assuming dilution
Numerator - net income (loss) available to common shareholders	$(719)	$136
Denominator
Weighted average common shares issued and outstanding	4,152,294	4,171,625
Effect of dilutive stock options	—	—
Total shares	4,152,294	4,171,625
Net income (loss) per common share, assuming dilution	$(.17)	$.03

Consolidated Statements of Comprehensive Income (Loss) — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”) “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in comprehensive income.  ASU 2011-05 was effective as of January 31, 2012, and its provisions have been incorporated into our financial statements, including retrospective application to comparable periods of prior years.

Stock-Based Compensation — Our 1998 stock option plan terminated on March 19, 2008 and no further options may be issued under the plan.  A total of 226,273 unexpired and non-forfeited options outstanding under the plan remain exercisable until their expiration dates.

Income Taxes — Net deferred tax assets totaled $4,103 as of March 31, 2012.  Based on taxable income generated during the first three months of 2012, we believe it is more likely than not that we will be able to realize $520 of the related tax benefits.  Consequently, we have provided a cumulative valuation allowance for potentially unrealizable net deferred tax assets of $3,583 as of March 31, 2012.

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

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$—	$103,391	$—

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale		$—	$124,411	$—

Level 2 inputs for our securities available-for-sale are obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities.  Not all of the inputs listed apply to each individual security at each measurement date.  The independent third party assigns specific securities into an “asset class” for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities.  At March 31, 2012 and December 31, 2011, all securities were valued using Level 2 inputs, as described above.

The following is a summary of the measurement attributes applicable to assets and liabilities measured at fair value on a non-recurring basis during the three month period ended March 31, 2012 and the twelve month period ended December 31, 2011 and which remained outstanding at the end of each period:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Losses
(Dollars in thousands)
Collateral-dependent impaired loans		$—	$632	$—	$(305)
Foreclosed assets		—	1,011	—	(1,531)

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Losses
(Dollars in thousands)
Collateral-dependent impaired loans		$—	$15,137	$—	$(3,462)
Foreclosed assets			1,897		(751)

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

The following table presents the carrying amounts and fair values of our financial instruments:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$1,747	$1,747	$3,355	$3,355
Interest bearing deposits due from banks	143,585	143,585	121,555	122,057
Securities available-for-sale	103,391	103,391	124,411	124,411
Securities held-to-maturity	4,004	4,340	4,396	4,752
Federal Home Loan Bank stock	1,143	1,143	1,143	1,143
Loans - net	211,417	212,916	220,297	220,266
Accrued interest receivable	1,513	1,513	1,879	1,881
Financial liabilities
Deposits	456,296	458,581	463,842	465,941
Accrued interest payable	1,056	1,056	1,154	1,154
Long-term debt	6,500	6,519	6,500	6,521

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

The following is a summary of the notional or contractual amounts and estimated fair values of our off-balance-sheet financial instruments:

	March 31, 2012		December 31, 2011
	Notional/	Estimated	Notional/	Estimated
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Off-balance sheet commitments
Loan commitments	$24,210	$—	$24,486	$—
Standby letters of credit	3,824	—	1,051	—

Other Expenses — Other expenses consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Salaries and employee benefits	$1,192	$1,220
Net occupancy expense	160	139
Furniture and equipment expense	91	79
Amortization of computer software	175	97
Expenses of foreclosed assets	1,812	201
FDIC insurance expense	249	232
Debit card transaction expenses	39	116
Other expense
Stationery, printing and postage	76	89
Telephone	59	62
Advertising and promotion	47	43
Professional services	126	75
Directors’ compensation	48	48
Data processing servicing fees	69	—
Other	171	157
Total	$4,314	$2,558

New Accounting Pronouncements — In April 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  ASU 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity by removing from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  ASU 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance is effective prospectively for new transactions of modifications of existing transactions as of the first interim or annual period beginning on or after December 15, 2011.  ASU 2011-03 became effective for the Company on January 1, 2012 and its implementation had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The standards set forth in ASU 2011-04 supersede most of the accounting guidance formerly set forth in preceding GAAP.  The amendments improve comparability of fair value measurements presented and disclosed in statements prepared in accordance with GAAP and those prepared in accordance with IFRSs and clarify the application of existing fair value measurement requirements.  The clarification amendments include (1) that the application of the highest and best use and valuation premise concepts are relevant only with respect to fair value measurements of nonfinancial assets, (2) specifies that the fair value measurement of a financial instrument included in an entity’s shareholders’ equity should be from the perspective of a market participant that holds that instrument as an asset and (3) requirements that entities disclose quantitative information about the unobservable inputs used in a fair value measurement categorized within Level 3 of the fair value hierarchy.  The ASU became effective for the Company on January 1, 2012 and did not have a material impact on the Company’s consolidated financial positions, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 amends prior GAAP to require that, in fiscal years and interim reporting periods beginning after December 15, 2011, an entity present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This new guidance has been implemented in this report.  In January 2012, the FASB issued additional guidance that indefinitely defers the effective date of requirements to present reclassification adjustments by component in both the statement where net income is presented and that statement where other comprehensive income is presented.

In December, 2011, The FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments in the Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (“ASC”) Section 210-20-45 or ASC Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The ASU amends the disclosure requirements on offsetting in SASC Section 210-20-50.  The new disclosure requirements are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments or derivative instruments within the Update’s scope.  The amendments are required to be applied for interim and annual reporting periods beginning on or after January 1, 2103 and the disclosures are required to be applied retrospectively for all comparative periods presented.  The Company is evaluating the impact that adoption will have on its consolidated statements, if any.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts, except per share data, are in thousands)

Recent Developments

On April 5, 2012, the President signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”), which is generally intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets.  The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934 (as amended by the JOBS Act, the “Exchange Act”), as well as provisions of the Sarbanes-Oxley Act of 2002.  The JOBS Act directs the Securities and Exchange Commission to issue rules implementing certain of the JOBS Act amendments.  Except as noted below, the Company is evaluating the effects that the provisions of the JOBS Act and the Securities and Exchange Commission rules adopted pursuant to the JOBS Act will have on the Company.

For bank holding companies, the JOBS Act increases the statutory threshold for deregistration under the Securities Exchange Act of 1934 from 300 shareholders to 1,200 shareholders of record.  The Company currently has 760 shareholders of record.  Therefore, on May 14, 2012, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company’s common stock under Section 12(g)(4) of the Exchange Act.  The Section 12(g) deregistration will become effective in 90 days or such shorter period as may be determined by the Securities and Exchange Commission.  Based on the filing date of the Form 15, the Company does not expect to have any further reporting obligations under the Exchange Act after August 12, 2012.  The Company expects the deregistration will provide significant cost savings in the form of reduced audit, legal and filing expenses and other costs related to complying with the Exchange Act.

Changes in Financial Condition

During the first three months of 2012, we sold approximately 34% of our portfolio of securities available-for-sale, and realized gains of $1,528 on sales proceeds of $42,335.  These transactions were undertaken to take advantage of bond prices that were believed to represent selling opportunities and, in the case of sales of securities issued by state, county and municipal issuers, to allow us to reinvest those proceeds into securities or other earning assets yielding taxable income which might improve our ability to realize deferred future income tax benefits.  In addition, calls and paydowns of securities totaled $24,551.  We purchased approximately $46,529 of securities available-for-sale during the period.  As a result of these transactions, the yield and maturity structure of our securities portfolios changed significantly and substantially all of the net unrealized gains and related deferred income taxes on securities available-for-sale that existed at December 31, 2011 were reclassified into net income from other comprehensive income during the 2012 three-month period.

Loans outstanding continue to decrease due to reduced demand for loan origination activity, the application of payments received, charge-offs of loans and transfers from loans to foreclosed assets.

We continue to actively market for sale the properties that we have acquired through foreclosure and repossession.  Despite those efforts, the amount of such properties we currently hold is 60% more that the amount we held as of March 31, 2011 and approximately three times the amount we held as of March 31, 2010.  Holding the properties is expensive due to property taxes and other amounts that may be assessed against the properties and expenditures needed to keep the properties insured and in marketable condition.  We may be required to provide for decreases in value that arise during the time that we hold these properties and we may realize further losses when we sell the properties.  During the first three months of 2012, we sold four other real estate properties and five repossessions for proceeds of $944 and realized net gains of $12 on those sales.  During the first three months of 2012, we acquired properties totaling $2,796 and provided $1,531 for estimated valuation decreases subsequent to acquisition.

During the first quarter of 2012, demand deposits and savings deposits decreased significantly due to the normal disbursement of county property taxes that were originally deposited with the Bank primarily during the fourth quarter of 2011.

Results of Operations

We recorded a consolidated net loss of $680 for the first three months of 2012 compared with net income of $175 for the first three months of 2011.  After deducting $39 in each period applicable to preferred stock dividends and not available to common shareholders, net (loss) or net income per common share was $(.17) for the first three months of 2012 compared with $.03 per common share for the first quarter of 2011.  Net income per common share amounts for 2011 have been retroactively adjusted to reflect a five percent stock dividend effective December 16, 2011.

	Summary Income Statement
	(Dollars in thousands)
	2012	2011	Dollar Change	Percentage Change
For the Three Months Ended March 31,
Interest income	$4,369	$4,954	$(585)	-11.8%
Interest expense	1,078	1,496	(418)	-27.9%
Net interest income	3,291	3,458	(167)	-4.8%
Provision for loan losses	935	1,250	(315)	-25.2%
Noninterest income	2,112	559	1,553	277.8%
Noninterest expenses	4,314	2,558	1,756	68.6%
Income tax expense	834	34	800	2352.9%
Net income (loss)	(680)	175	(855)	-488.6%
Preferred stock dividends declared or accumulated	(39)	(39)	—	0.0%
Net income (loss) available to common shareholders	$(719)	$136	$(855)	-628.7%

Net Interest Income

Net interest income is the principal source of our earnings.  For the first quarter of 2012, net interest income totaled $3,291, a decrease of $167 or 4.8% lower than the amount for the same period of 2011.  The yield on interest earning assets decreased to 3.70% for the 2012 period, compared with 4.17% for the 2011 period, and the average rates paid for interest bearing liabilities were 1.06% and 1.45%, respectively.  The restructuring that occurred in our securities available-for-sale portfolio resulted in a lower yield on the portfolio.  The average interest rate spread for the 2012 period was 8 basis points lower than for the 2011 period and net yield on earning assets decreased to 2.79% in the 2012 period from 2.91% for the 2011 period.

Average loans in the 2012 period were $219,872, a decrease of $32,315, or 12.8%, from the amount for the same period of 2011.  The effect of this volume decrease, which was partially offset by a 33 basis point increase in the yield earned on loans, resulted in a $254 decrease in interest and fees on loans for the 2012 period from $3,623 for the 2011 period.

Average taxable securities for the 2012 quarter were $43,823 less than for the same period of 2011.  The yield earned on such securities in the 2012 period was 25 basis points lower than the yield during the same 2011 period.

Interest rates paid for interest-bearing deposits decreased to 1.02% for the 2012 period, compared with 1.41% for the 2011 period.  The majority of our time deposit accounts are issued with original maturities of 12 months or less.  Consequently, the rates we pay for such deposits generally follow the trends of overall market rates.  Recently, due to low demand for loans and because other earning assets are not priced attractively, we have not sought to retain maturing time deposits through interest rate incentives.  Some of those deposits have been retained as interest bearing transaction accounts at much lower interest rates.

	Average Balances, Yields and Rates
	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates (1)	Balances	Expense	Rates (1)
	(Dollars in thousands)
Assets
Interest-bearing deposits due from banks	$119,500	$68	0.23%	$50,011	$28	0.23%
Securities
Taxable	116,943	752	2.59%	160,766	1,124	2.84%
Tax exempt (2)	17,011	176	4.16%	17,327	177	4.14%
Total investment securities	133,954	928	2.79%	178,093	1,301	2.96%
Other investments	1,237	4	1.30%	1,363	2	0.60%
Loans (2) (3) (4)	219,872	3,369	6.16%	252,187	3,623	5.83%
Total interest earning assets	474,563	4,369	3.70%	481,654	4,954	4.17%
Cash and due from banks	2,487			2,305
Allowance for loan losses	(4,149)			(5,767)
Unrealized securities gains (losses)	2,288			(115)
Premises and equipment	8,952			8,124
Other assets	31,949			28,723
Total assets	$516,090			$514,924

Liabilities and shareholders’ equity
Interest bearing deposits
Interest bearing transaction accounts	$85,595	$59	0.28%	$74,568	$87	0.47%
Savings	38,452	35	0.37%	41,713	31	0.30%
Time deposits $100M and over	116,657	399	1.38%	126,334	562	1.80%
Other time deposits	160,028	521	1.31%	168,015	752	1.82%
Total interest bearing deposits	400,732	1,014	1.02%	410,630	1,432	1.41%
Long-term debt	6,500	64	3.96%	6,500	64	3.99%
Total interest bearing liabilities	407,232	1,078	1.06%	417,130	1,496	1.45%
Noninterest bearing demand deposits	63,277			49,152
Other liabilities	2,752			3,427
Shareholders’ equity	42,829			45,215
Total liabilities and shareholders’ equity	$516,090			$514,924
Interest rate spread			2.64%			2.72%
Net interest income and net yield on earning assets		$3,291	2.79%		$3,458	2.91%
Interest free funds supporting earning assets	$67,331			$64,524

(1)  Yields and rates are annualized.

(2)  Yields on tax exempt instruments have not been adjusted to a tax-equivalent basis.

(3)  Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.

(4)  Includes immaterial amounts of loan fees.

Provision and Allowance for Loan Losses

We provided $935 and $1,250 for loan losses in the first quarters of 2012 and 2011, respectively.  As of March 31, 2012, the allowance for loan losses was 2.25% of loans compared with 1.94% of loans at December 31, 2011 and 2.36% as of March 31, 2011.  During the 2012 three month period, net charge-offs totaled $433, compared with $1,167 in net charge offs during the same period of 2011.  As of March 31, 2012, nonaccrual loans totaled $7,993 and there were no loans 90 days or more past due and still accruing interest.  Approximately 95% of those nonaccrual loans were secured by real estate.  As of March 31, 2011, nonaccrual loans totaled $20,588 and there were no loans 90 days or more past due and still accruing interest.  The activity in the allowance for loan losses is summarized in the table below:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in thousands)
Allowance at beginning of period	$4,359	$5,756	$5,756
Provision for loan losses	935	7,375	1,250
Net charge-offs	(433)	(8,772)	(1,167)
Allowance at end of period	$4,861	$4,359	$5,839
Allowance as a percentage of loans outstanding at period end	2.25%	1.94%	2.36%
Loans at end of period	$216,423	$224,656	$247,640

Impaired and Potential Problem Loans

As of March 31, 2012, we had troubled debt restructurings (“TDRs”) totaling $8,075 that are not included in the amounts of nonaccrual loans or loans 90 days past due and still accruing in the table above.  Approximately 83% of the amount of those TDRs have collateral consisting of real estate.  TDRs are considered to be impaired loans.

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

South Carolina’s unemployment rate was 8.9% as of March 2012 compared with 10.4% (revised) for March 2011.  The unemployment rates for Oconee and Anderson Counties were 8.4% each for March 2011 compared with 9.5% for Anderson County and 10.0% for Oconee County as of March 2011 (2011 statistics are revised from amounts reported previously).  The lower unemployment rate in both cases resulted primarily from fewer members of the labor force, rather than from higher numbers of employed workers.  Worsening of this condition or a continuation of the existing prolonged period of elevated levels, significant increases in prices for fuel and food, continuing declines in the values of homes and other real properties, declining demand for products manufactured locally, and other events could continue to have adverse effects on those areas and potentially lead to further deterioration of the abilities of our loan customers to repay their debts.  These events could lead to higher amounts of nonaccrual, past due and potential problem loans and higher loan losses, all of which could result in higher provisions for loan losses.

Noninterest Income

Noninterest income was $2,112 for the first quarter of 2012, compared with $559 for the first quarter of 2011.  During the first quarter of 2012, we sold substantially all of the securities available-for-sale that were in unrealized gain positions as of December 31, 2011 and realized gains of $1,528 on those sales.  We sold approximately 70% of our December 31, 2011 holdings of securities issued by states, counties and municipalities.  The income on such securities is generally not taxable for federal income tax purposes.  In order for us to realize the potential tax benefits associated with our recent taxable losses, we must generate larger amounts of federally taxable income.  A portion of the sales proceeds was reinvested into new taxable securities positions, but the interest rates associated with those investments are generally lower than the rates associated with the securities that were sold, even though the maturity structure of the portfolio was lengthened.  Accordingly, we expect that, unless we can invest other funds at higher rates in the future, our yield on securities will be lower, which could adversely affect income.

Noninterest Expenses

Noninterest expenses were $4,314 for the first quarter of 2012, compared with $2,558 for the first quarter of 2011, representing an increase of $1,756 or 68.6%.  The increase resulted primarily from $1,531 provided for valuation decreases associated with our holdings of foreclosed assets and an increase of $80 in other expenses related to foreclosed assets.

We expect that expenses of foreclosed assets will remain at elevated levels until increased sales of the properties can be consummated.

Income Taxes

Income tax expense for the first quarter of 2012 increased by $800 from the amount for the same period of 2011.  This increase resulted from the need to provide an additional valuation allowance for deferred income tax assets that are not supported by current estimates of future taxable income.  The sale of securities that resulted in gains of $1,528 also resulted in the elimination of deferred tax liabilities totaling $548 on the formerly unrealized gains.  Valuation decreases related to our remaining holdings of securities available-for-sale resulted in a further decrease in the related deferred tax liability of $286.  The provision of $1,531 for valuation allowances related to foreclosed assets increased net deferred tax assets by approximately $510.

As of March 31, 2012, we have net deferred tax assets of $4,103.  Based on federal taxable income recorded in the first quarter of 2012, we provided additional valuation allowances for net deferred tax assets totaling $836 for the first three months of 2012.  Such valuation allowances now total $3,583 and net deferred tax assets supported by taxable income for the first quarter of 2012 totaling $520 are included in other assets as of March 31, 2012.

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

As of March 31, 2012, the ratio of loans to total deposits was 47.4%, compared with 48.4% as of December 31, 2011.  Total deposits as of March 31, 2011 were $456,296, a decrease of $7,546 or 1.6% from the amount as of December 31, 2011.  Management believes that we have liquidity sources sufficient to meet our operating needs.

Capital Resources

Our capital base decreased by $2,209 since December 31, 2011 as the result of net loss of $680 for the first three months of 2012, minus a $1,490 decrease in net unrealized gains on available-for-sale securities, net of deferred income tax effects, and minus $39 cash dividends declared on our preferred stock.

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

The March 31, 2012 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the “well capitalized” (Bank only) and minimum ratios under the regulatory definitions and guidelines:

		Total
	Tier 1	Capital	Leverage
Community First Bancorporation	15.7%	17.0%	8.0%
Community First Bank	14.2%	15.4%	7.1%
Minimum “well-capitalized” requirement	6.0%	10.0%	5.0%
Minimum requirement	4.0%	8.0%	4.0%

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

March 31, 2012
(Dollars in
thousands)
Loan commitments	$24,210
Standby letters of credit	3,824

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

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.  Many letters of credit will expire without being drawn upon and do not necessarily represent future cash requirements.  The Bank receives fees for loan commitments and standby letters of credit.  The amount of such fees was not material for the three months ended March 31, 2012.

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

COMMUNITY FIRST BANCORPORATION

June 1, 2012	/s/ Frederick D. Shepherd, Jr.
Date	Frederick D. Shepherd, Jr., Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

31. Rule 13a-14(a)/15d-14(a) Certifications

32. Certifications Pursuant to 18 U.S.C. Section 1350